Form 10-Q
period 1995-09-30
SAGE LABORATORIES INC
filed 1995-11-13
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995          Commission File Number 1-7054
-------------------------------------------------------------------------------


                             SAGE LABORATORIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


MASSACHUSETTS                                                        04-2179082
-------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization                            Identification number)


11 Huron Drive, Natick Massachusetts                                      01760
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (508) 653 - 0844


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes X                                               No
             ---                                                ---

On September 30, 1995, the Company had outstanding 231,653 shares of common stock, $1.00 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

Item 1 - Financial Statements

A.  Income Information:

                                                      For the Three Months Ended
                                                      Sept. 30,         June 30,
                                                        1995              1995

NET SALES AND CONTRACT REVENUES                     $ 2,216,056     $ 1,493,154

COST OF SALES AND CONTRACT COSTS                      1,208,225         647,936

ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS            69,049          49,079
                                                    -----------     -----------
                                                      1,277,274         697,015
                                                    -----------     -----------

      Gross profit                                      938,782         796,139

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            686,303         589,439
                                                    -----------     -----------

      Operating income                                  252,479         206,700

INTEREST INCOME                                          78,423          39,091

INTEREST EXPENSE                                        (18,986)        (19,104)

INCOME (LOSS) ON RENTAL PROPERTY                          7,174         (21,377)
                                                    -----------     -----------

      Income before provision
        for income taxes                                319,090         205,310

PROVISION FOR INCOME TAXES:
   Federal                                              100,000          60,000
   State                                                 36,000          31,000
                                                    -----------     -----------

      Net income                                    $   183,090     $   114,310
                                                    ===========     ===========

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                           $       .78     $       .49
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING              233,330         231,258
                                                    ===========     ===========

DIVIDENDS PER SHARE                                 $       .50     $       .50
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                   (Unaudited)

                                                        Sept. 30,      June 30,
                 ASSETS                                   1995           1995
CURRENT ASSETS:
  Cash and cash equivalents                           $ 4,820,219    $ 5,261,978
  Accounts receivable, net of reserve of
    approximately $45,000 at Sept 30, 1995
    and $42,000 at June 30, 1995                        1,911,865      1,543,964
  Inventories                                           1,205,401      1,296,076
  Prepaid expenses and other current assets               477,292        501,147

                                                      -----------    -----------

      Total current assets                              8,414,777      8,603,165
                                                      -----------    -----------





PROPERTY, PLANT AND EQUIPMENT, AT COST:

  Land, buildings and improvements                      3,769,212      3,768,658
  Machinery and laboratory equipment                    1,488,108      1,455,387
  Furniture, fixtures and motor vehicles                  511,219        471,666
                                                      -----------    -----------
                                                        5,768,539      5,695,711

  Less--Accumulated depreciation and amortization       2,988,961      2,840,371
                                                      -----------    -----------
                                                        2,779,578      2,855,340
                                                      -----------    -----------



OTHER ASSETS:
  Notes receivable from an officer/stockholder             74,862         87,039
  Other assets                                             69,455         65,932
                                                      -----------    -----------

      Total other assets                                  144,317        152,971
                                                      -----------    -----------

                                                      $11,338,672    $11,611,476
                                                      ===========    ===========


                                                        Sept. 30,      June 30,
     LIABILITIES AND STOCKHOLDERS' INVESTMENT             1995           1995
CURRENT LIABILITIES:
  Current maturities of long-term debt                $   166,667    $   166,667
  Accounts payable                                        265,995        300,686
  Accrued expenses-
    Compensation                                          542,495        860,626
    Commissions                                            92,201         98,469
    Taxes other than federal income taxes                   6,774         42,259
    Federal income taxes                                  159,614        292,114
    Other                                                 493,687        322,218
                                                      -----------    -----------

      Total current liabilities                         1,727,433      2,083,039
                                                      -----------    -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                 791,666        833,332
                                                      -----------    -----------

DEFERRED INCOME TAXES                                     207,000        207,000
                                                      -----------    -----------



STOCKHOLDERS' INVESTMENT:
  Common stock, $1.00 par value-
    Authorized--650,000 shares
    Issued--535,096 shares at Sept. 30, 1995
      and 530,096 shares at June 30,1995                  535,096        530,096
  Capital in excess of par value                        1,746,254      1,678,754
  Retained earnings                                    11,850,408     11,783,144
                                                      -----------    -----------
                                                       14,131,758     13,991,994
  Less--
      Cost of 303,443 shares of treasury
      stock at Sept. 30, 1995 and 303,148
      shares at June 30, 1995                           5,448,988      5,420,078
    Deferred compensation                                  70,197         83,811
                                                      -----------    -----------

      Total stockholders' investment                    8,612,573      8,488,105
                                                      -----------    -----------

                                                      $11,338,672    $11,611,476
                                                      ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Sept. 30,       Oct. 1,
                                                           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   183,090    $   114,310
  Adjustments to reconcile net income to net cash
  provided by operating activities-
    Depreciation and amortization                        148,590        114,208
    Notes receivable from an officer/stockholder          12,178           --
    Amortization of deferred compensation                 13,614         13,663
    Changes in assets and liabilities-
      Accounts receivable                               (367,901)       804,336
      Inventories                                         90,675       (311,853)
      Prepaid expenses and other current assets           23,855         22,142
      Accounts payable                                   (34,691)       (44,875)
      Accrued expenses                                  (320,915)      (496,573)
                                                     -----------    -----------

         Net cash provided by (used in)
            operating activities                        (251,505)       215,358
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net        (72,828)       (64,539)
  (Increase) decrease in other assets                     (3,523)        (3,680)
                                                     -----------    -----------

         Net cash used in investing activities           (76,351)       (68,219)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                               72,500         79,425
  Purchase of treasury stock                             (28,910)       (31,827)
  Declaration of cash dividend                          (115,827)      (112,724)
  Payments on long-term debt                             (41,666)       (41,666)
                                                     -----------    -----------

         Net cash used in financing activities          (113,903)      (106,792)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (441,759)        40,347

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                            5,261,978      4,249,524
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 4,820,219    $ 4,289,871
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                         $    18,986    $    19,104
    Income taxes                                         350,000        358,187
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995




(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three month period ended September 30, 1995, are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                                  Sept. 30,        June 30,
                                                    1995            1995
              Raw materials and parts          $   333,322     $   335,968

              Work-in-process                      776,802         863,328

              Finished goods                        95,277          96,780
                                               -----------     -----------

                                               $ 1,205,401     $ 1,296,076
                                               ===========     ===========

     Work-in-process and finished goods include material, labor and manufacturing overhead.

D.   Management's Discussion and Analysis of Quarterly Income Statements

For the three months ended September 30, 1995, the Company realized net income of approximately $180,000, or $.78 per share, on sales of $2,216,000. This compares with net income of approximately $114,000, or $.49 per share, on sales of $1,493,000 for the same period a year ago.


Net sales for the three months ended September 30, 1995, increased by approximately $723,000, or 48%, over the previous year. Sage Laboratories Active Microwave, Inc. (SLAM) recorded sales of $35,000 for the quarter, as compared to $11,000 for the same period a year ago. The increase is due to a larger backlog at the beginning of fiscal 1996. During the first three months of fiscal 1996, total orders received were approximately $2,558,000 including $348,000 from SLAM. This compares to $2,065,000, including $48,000 from SLAM, for the same period a year ago. The Company's backlog at the end of the quarter was $5,094,000, including $363,000 from SLAM, an increase of $1,337,000, or 36%, over the previous year.


Gross profit as a percentage of sales was approximately 42% for the three months ended September 30, 1995, as compared to approximately 53% for the same period a year ago. The decrease in gross margin was due to increased research and development costs of approximately $20,000, an increase of $34,000 for the Company's core business, and a decrease of $14,000 for SLAM from the previous year. Gross margins were also impacted negatively by a gross loss from SLAM of approximately $29,000, as well as additional cost overruns on certain engineering programs, which the Company feels have been resolved. These programs were scheduled to ship in the first quarter of fiscal 1996. However, due to technical problems they were delayed until the second quarter.


Selling General, and Administrative expense (SG&A) as a percentage of sales, was approximately 31% as compared to 40% for the same period a year ago. This decrease is mainly attributable to the increased sales volume. In absolute dollars, SG&A expense increased by approximately $97,000. This increase is attributed to increased commission expenses of approximately $12,000, due to the higher sales volume, and an increase in G&A expenses of $96,000 relating primarily to increases in salaries and related items, partially offset by a decrease in marketing expenses of approximately $11,000.


Interest income for the three months ended September 30, 1995, increased by approximately $39,000 from the same period a year ago. This increase is due to higher interest rates being paid.


Interest expense for the three months ended September 30, 1995, remained relatively unchanged. A decrease in principal was offset by an increase in the prime rate of interest over the prior year.


The Company's rental property reported a profit of $7,000, compared to a loss of $21,000 for the same period a year ago. All of the Company's rental property is fully leased. As stated in our annual report for fiscal 1995, the Company will be taking occupancy of approximately 6,000 square feet of space that will be vacated by one of its tenants at the end of November 1995. This space will house the Company's new commercial line of switches.

The Company's net book value of property held for rent (including renovations) at September 30, 1995, and October 1, 1994, is as follows:


                                                         1995             1994
                                                         ----             ----

3 Huron Drive (old facility)                         $  559,612       $  637,500

11 Huron Drive (rented portion)                         595,766          652,490
                                                     ----------       ----------

                           Total                     $1,155,378       $1,290,070
                                                     ==========       ==========

Federal and state income taxes for the three months ended September 30, 1995, and October 1, 1994, were provided for at their respective statutory rates.


Liquidity and Capital Resources

For the three months ended September 30, 1995, operating activities used cash of $252,000, a decrease of $467,000 over the three months ended October 1, 1994. Cash used in investing activities amounted to $76,000 and $68,000, respectively, while cash used for investing activities was $114,000 and $107,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.


Although the Company has a $1,000,000 bank line of credit, the Company does not presently intend to use the line.


The Company anticipates that expenditures for fiscal year 1996 will be approximately $750,000. No outside funding will be required.


PART II. OTHER INFORMATION

Item  1. Legal Proceedings:                                     None
      2. Changes in Securities:                                 None
      3. Defaults upon Senior Securities:                       None
      4. Submission of Matters to a Vote of Security Holders:   Not Applicable
      5. Other Information:                                     None
      6. Exhibits and Reports on Form 8-K:                      None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:_____________                     SAGE LABORATORIES, INC. AND SUBSIDIARIES





                                       /S/ Carl A. Marguerite
                                       -------------------------------
                                           President-Treasurer
                                           (Principal executive officer;
                                           principal financial officer;
                                           principal accounting officer)