Form 10-Q
period 1995-12-30
SAGE LABORATORIES INC
filed 1996-02-13
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 30, 1995            Commission File Number 1-7054

                            SAGE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                                         04-2179082
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification number)

11 Huron Drive, Natick, Massachusetts                                      01760
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

         Yes___X____            No________

On December 30, 1995, the Company had outstanding 1,158,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART I - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

Item 1 - Financial Statements

A. Income Information:

                                                                 For the Three Months Ended             For the Six Months Ended
                                                                 Dec. 30,           Dec. 31,           Dec. 30,           Dec. 31,
                                                                   1995               1994               1995               1994
                                                                   ----               ----               ----               ----
NET SALES AND CONTRACT REVENUES                                $ 2,680,312        $ 2,273,759        $ 4,896,368        $ 3,766,913

COST OF SALES AND CONTRACT COSTS                                 1,441,878          1,124,167          2,650,103          1,772,103
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                       60,018             35,315            129,067             84,394
                                                               -----------        -----------        -----------        -----------
                                                                 1,501,896          1,159,482          2,779,170          1,856,497
                                                               -----------        -----------        -----------        -----------

     Gross profit                                                1,178,416          1,114,277          2,117,198          1,910,416

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       645,111            672,740          1,331,414          1,262,179
                                                               -----------        -----------        -----------        -----------

     Operating income                                              533,305            441,537            785,784            648,237

INTEREST INCOME                                                     72,492             49,346            150,915             88,437

INTEREST EXPENSE                                                   (18,129)           (19,950)           (37,115)           (39,054)

INCOME (LOSS) ON RENTAL PROPERTY                                     8,791               (752)            15,965            (22,129)
                                                               -----------        -----------        -----------        -----------

     Income before provision for income taxes                      596,459            470,181            915,549            675,491

PROVISION FOR INCOME TAXES:

  Federal                                                          185,000            144,000            285,000            204,000
  State                                                             60,000             52,000             96,000             83,000
                                                               -----------        -----------        -----------        -----------

     Net income                                                $   351,459        $   274,181        $   534,549        $   388,491
                                                               ===========        ===========        ===========        ===========

NET INCOME PER COMMON AND COMMON
EQUIVALENT SHARE                                               $       .30        $       .24        $       .46        $       .34
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                             1,168,481          1,159,415          1,167,565          1,157,855
                                                               ===========        ===========        ===========        ===========

DIVIDENDS PAID                                                 $       .00        $       .00        $   115,827        $   112,724
                                                               ===========        ===========        ===========        ===========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                              SAGE LABORATORIES, INC. AND SUBSIDIARIES

                                                   B. CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 30, 1995 AND JUNE 30, 1995
                                                             (Unaudited)

                                                                                                    Dec. 30,               June 30,
                                                                                                      1995                   1995
                                                                                                      ----                   ----
                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $ 5,376,512            $ 5,261,978
  Accounts receivable, net of reserve of approximately
    $48,000 at Dec. 30, 1995 and $42,000 at June 30, 1995                                           1,956,410              1,543,964
  Inventories                                                                                       1,058,104              1,296,076
  Prepaid expenses and other current assets                                                           444,282                501,147
                                                                                                  -----------            -----------
    Total current assets                                                                            8,835,308              8,603,165
                                                                                                  -----------            -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Land, buildings and improvements                                                                  3,768,658              3,768,658
  Machinery and laboratory equipment                                                                1,586,134              1,455,387
  Furniture, fixtures and motor vehicles                                                              562,253                471,666
                                                                                                  -----------            -----------
                                                                                                    5,917,045              5,695,711
  Less-Accumulated depreciation and amortization                                                    3,137,551              2,840,371
                                                                                                  -----------            -----------
                                                                                                    2,779,494              2,855,340
OTHER ASSETS:                                                                                     -----------            -----------

  Notes receivable from an officer/stockholder                                                         74,862                 87,039
  Other assets                                                                                         86,785                 65,932
                                                                                                  -----------            -----------
    Total other assets                                                                                161,647                152,971
                                                                                                  -----------            -----------
                                                                                                  $11,776,449            $11,611,476
                                                                                                  ===========            ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
 CURRENT LIABILITIES:
  Current maturities of long-term debt                                                            $   166,667            $   166,667
  Accounts payable                                                                                    349,276                300,686
  Accrued expenses-
    Compensation                                                                                      664,802                860,626
    Commissions                                                                                        96,080                 98,469
    Taxes other than federal income taxes                                                              13,412                 42,259
    Federal income taxes                                                                              169,614                292,114
    Other                                                                                             381,951                322,218
                                                                                                  -----------            -----------
      Total current liabilities                                                                     1,841,802              2,083,039
                                                                                                  -----------            -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                             750,000                833,332
                                                                                                  -----------            -----------

DEFERRED INCOME TAXES                                                                                 207,000                207,000
                                                                                                  -----------            -----------


STOCKHOLDERS' INVESTMENT:
  Common stock, $.10 par value-
    Authorized-10,000,000 shares
    Issued-2,675,480 shares at Dec. 30, 1995 and
      2,650,480 shares at June 30, 1995                                                               267,548                265,048
  Capital in excess of par value                                                                    2,013,802              1,943,802
  Retained earnings                                                                                12,201,868             11,783,144
                                                                                                  -----------            -----------
                                                                                                   14,483,218             13,991,994
    Less-
      Cost of 1,517,215 shares of treasury stock at Dec. 30,
      1995 and 1,515,740 shares at June 30, 1995                                                    5,448,988              5,420,078
    Deferred compensation                                                                              56,583                 83,811
                                                                                                  -----------            -----------
      Total stockholders' investment                                                                8,977,647              8,488,105
                                                                                                  -----------            -----------
                                                                                                  $11,776,449            $11,611,476
                                                                                                  ===========            ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                        Dec. 30,                 Dec. 31,
                                                                          1995                     1994
                                                                          ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   534,549              $   388,491
  Adjustments to reconcile net income to net cash
  provided by operating activities-
    Depreciation and amortization                                         297,180                  206,565
    Notes receivable from an officer/stockholder                           12,177                       --
    Amortization of deferred compensation                                  27,228                   27,277
    Changes in assets and liabilities-
      Accounts receivable                                                (412,446)                 345,972
      Inventories                                                         237,972                 (407,049)
      Prepaid expenses and other current assets                            56,865                   25,794
      Accounts payable                                                     48,590                  106,067
      Accrued expenses                                                   (289,825)                (429,619)
                                                                      -----------              -----------
        Net cash provided by operating activities                         512,290                  263,498
                                                                      ===========              ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment, net                        (221,334)                (211,230)
  (Increase) decrease in other assets                                     (20,853)                   8,497
                                                                      -----------              -----------
        Net cash used in investing activities                            (242,187)                (202,733)
                                                                      -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options                                                72,500                   86,535
  Purchase of treasury stock                                              (28,910)                 (31,827)
  Payment of cash dividend                                               (115,827)                (112,724)
  Payments on long-term debt                                              (83,332)                 (83,333)
                                                                      -----------              -----------
        Net cash used in financing activities                            (155,569)                (141,349)
                                                                      ===========              ===========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      114,534                  (80,584)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,261,978                4,249,524
                                                                      -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 5,376,512              $ 4,168,940
                                                                      ===========              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                                          $    37,115              $    39,054
    Income taxes                                                          555,000                  521,187
                                                                      ===========              ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 1995

(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six month period ended December 30, 1995, are not necessarily indicative of results to be expected for the full fiscal year.

(2) Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                                    Dec. 30,           June 30,
                                                      1995               1995
                                                      ----               ----

Raw materials and parts                            $  323,470         $  335,968

Work-in-process                                       629,256            863,328

Finished goods                                        105,378             96,780
                                                   ----------         ----------
                                                   $1,058,104         $1,296,076
                                                   ==========         ==========

     Work-in-process   and   finished   goods   include   material,   labor  and
manufacturing overhead.

(3) Line of Credit

     At December 30, 1995, the Company has available an unsecured revolving line of credit of $1,000,000 with a bank, expiring on November 30, 1996. Borrowings under the line bear interest at the borrower's option at either the bank's prime rate (8.5% at December 30, 1995), or 30-, 60-, 90-, or 180-day LIBOR (5 5/8% to
5 1/2% at December 30, 1995), plus 1.75%. There were no borrowings under the line at December 30, 1995.

(4) Net Income Per Share

     Net income per share was computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common share equivalents consist of dilutive outstanding stock options computed under the treasury stock method. Fully diluted net income per share has not been presented, as the results would not be materially different.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 1995
                                   (Continued)

(4) Net Income Per Share (Continued)

     On September 5, 1995, the Board of Directors declared a 5 for 1 stock split, effective December 1, 1995 to stockholders of record on November 14, 1995. A total of 2,140,384 additional shares were issued in conjunction with the stock split. In addition, the par value of the Company's common stock was changed from $1.00 to $.10 per share. Stockholders' investment has been restated to give retroactive recognition to both the stock split and change in par value in prior periods by reclassifying approximately $267,000 from common stock to capital in excess of par value. All references in the financial statements to number of shares, per share amounts, and stock option data of the Company's common stock have been retroactively restated.

(5) Stockholders' Investment

   (a) Stock Option Plan

     The Company has an incentive stock option plan under which key employees may be granted options to purchase common stock at not less than fair market value at the date of grant. Options are exercisable in whole or in part two years after the date of grant and expire no later than 10 years from the date of grant.

     No accounting recognition is given to incentive stock options until they are exercised, at which time the par value is credited to the common stock account and the difference between the proceeds received and the par value is credited to the capital in excess of par value account. An employee may exercise an outstanding stock option by delivering to the Company mature shares of common stock previously acquired by the employee, rather than paying cash. The number of shares the employee must surrender to the Company is equal to the aggregate exercise price of the stock options divided by the fair market value of the Company's common stock on the exercise date.

     The following table summarizes stock option activity for the six months ended December 30, 1995:

                                                      SHARES      PRICE RANGE
                                                      ------      -----------
Options outstanding June 30, 1995                     35,000     $ 2.55-$2.90
   Options granted                                   102,500     $19.78-$21.75
   Options exercised                                 (25,000)        $2.90
                                                     -------       -----------

Options outstanding, December 30, 1995               112,500      $2.55-$21.75
                                                     -------       -----------

Options exercisable at December 30, 1995              10,000         $2.90
                                                     -------       -----------

     At December 30, 1995, 250,000 shares of common stock were reserved for issuance under the plan, of which 137,500 were available for additional grants.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 1995
                                   (Continued)

(5) Stockholders' Investment (Continued)

   (b) Director Stock Option Plan

     The Company has a Director Stock Option Plan (the "Plan"), the purpose of which is to attract and retain highly qualified non-employee directors and to encourage their ownership of common stock. The plan automatically provided for the annual grant of options to purchase 1,000 shares of common stock to each director who is serving on the board at the time of such grant and who is not also an employee of the Company or any subsidiary. The exercise price of the options was equal to 80% of the fair market value of the shares on the date of the grant. On September 5, 1995 the directors approved amendments to the Plan which would provide for the annual automatic grant of 2,500 shares of the Company's common stock to each eligible director at an exercise price equal to 100% of the fair market value of the shares on the date of the grant. In addition, an aggregate of 50,000 shares of common stock will be available for grants under the Plan. At the Company's Annual Meeting of November 14, 1995 the above amended Plan was approved by the Company's stockholders.

     The following table summarizes directors' stock option activity for the six months ended December 30, 1995:

                                                       SHARES       PRICE RANGE
                                                       ------       -----------
Options outstanding June 30, 1995                       4,000      $4.04-$8.08
   Options granted                                     10,000         $20.00
   Options exercised                                     --             --
                                                       ------      ------------

Options outstanding, December 30, 1995                 14,000      $4.04-$20.00
                                                       ======      ============
Options exercisable at December 30, 1995                4,000      $4.04-$ 8.08
                                                       ======      ============

     At December 30, 1995, 50,000 shares of common stock were reserved for issuance under the Directors plan, of which 36,000 shares were available for additional grants.

D. Management's Discussion and Analysis of Quarterly Income Statements

For the three months ended December 30, 1995, the Company realized net income of approximately $351,000, or $.30 per share, on sales of $2,680,000. This compares with net income of approximately $274,000, or $.24 per share, *on sales of $2,274,000 for the same period a year ago.

Net income was negatively impacted in the second quarter of fiscal 1996 by an operating loss of approximately $89,000, or $.08 per share, from the Company's wholly-owned subsidiary, Sage Laboratories Active Microwave Inc. (SLAM). This compares with a negative impact of approximately 102,000, or $.09 per share, for the same period a year ago.

Net sales for the three months ended December 30, 1995, increased by approximately $407,000, or 18% over the previous year. SLAM recorded sales of approximately $84,000 for the quarter, as compared with $30,000 for the same period a year ago. The increase in total sales is due to a larger backlog at the beginning of fiscal 1996 and increased orders received during the first quarter of fiscal 1996. Orders received in the second quarter totaled approximately $2,642,000, including $64,000 from SLAM. This compares to $3,647,000, including $67,000 from SLAM for the same period a year ago. The decline in orders of approximately $1,000,000 for the quarter is attributed to customers' delays in placing orders for certain programs. The Company's backlog at the end of the quarter was $4,988,000, including $357,000 from SLAM. This compares to $5,077,000, including $72,000 from SLAM for the previous year.

Gross profit as a percentage of sales was 44% for the quarter ended December 30, 1995, as compared to 49% for the same period a year ago. The decrease in gross profit percentage was due to increased research and development costs of approximately $25,000 associated with the Company's new commercial switch line of products, and to cost overruns on certain engineering programs over which the Company is experiencing design difficulties.

Selling, General and Administrative expense (S G & A) decreased by approximately $28,000. As a percentage of sales, S G & A decreased to approximately 24% for the second quarter, as compared to 30% for the same period a year ago. This reduction is due in part to the increased sales volume. Sales and marketing expense decreased by approximately $6,000, while commission expense increased by approximately $17,000, due to the higher sales volume. G & A expense decreased by approximately $38,000, due to a reduction in fees associated with the consulting and non-compete agreement with the Company's former chairman, as well as a reduction in compensation and related items.

Interest income for the three months ended December 30, 1995 increased by approximately $23,000 from the same period a year ago. This increase is due to a slightly higher cash position, as well as higher interest rates being paid.

Interest expense for the three months ended December 30, 1995 decreased by approximately $2,000, due to a decrease in outstanding principal.

The Company generated a profit of approximately $9,000 from its rental property, compared to a loss of approximately $1,000 for the same period a year ago. The Company's rental property is fully occupied. A new five year lease has been negotiated with a tenant in the Company's corporate headquarters. The Company has taken occupancy of approximately 6,000 square feet of space in its corporate headquarters that had previously been leased. This space will house the Company's new commercial line of switches.

The Company's net book value of property held for rent (including renovations) at December 30, 1995, and December 31, 1994, is as follows:

                                                       1995              1994
                                                       ----              ----
3 Huron Drive (old facility)                        $  540,112        $  618,050
11 Huron Drive (rented portion)                        289,239*          639,390
                                                    ----------        ----------
      Total                                         $  829,351        $1,257,440
                                                    ==========        ==========

*Change due to the Company occupying additional space for its commercial switch line.

Federal and state income taxes for the six months ended December 30, 1995, and December 31, 1994, were provided for at their respective statutory rates. Six Months Ended December 30, 1995 and December 31, 1994

For the Six months ended December 30, 1995, the Company realized net income of $535,000, or $.46 per share, on sales of $4,896,000. This compared with net income of $388,000, or $.34 per share, on sales of $3,767,000 for the same period a year ago.

Net income for the six months ended December 30, 1995 was negatively impacted by a loss of approximately $199,000, or $.17 per share, from SLAM. This compares with a negative impact of approximately $250,000, or $.22 per share, for the same period a year ago.

Net sales for the six months increased by approximately $1,129,000 or 30%, over the previous year. Slam recorded sales of $118,000 for the six months ended
December 30, 1995, compared to $41,000 for the same period a year ago. The increase in total sales is due to a larger backlog at the start of fiscal 1996 and increased orders received in the first quarter of fiscal 1996. total orders received were $5,200,000 (including $412,000 from SLAM) for the first six months of fiscal 1996, as compared to $5,719,000 (including $123,000 from SLFAM) for the same period a year ago. Although Sage core business orders have decreased by approximately $800,000 from the previous year, we feel confident that the Company's goals for orders in fiscal 1996 will be met.

Gross profit as a percentage of sales was approximately 43% for the six months ended December 30, 1995 as compared to approximately 51% for the same period a year ago. The decrease in gross profit percentage was due to increased research and development costs of approximately $45,000. This increase is comprised of $65,000 in Research and Development expenses for Sage core business associated with Sage's new commercial switch line, and a reduction of approximately $20,000 in SLAM Research and Development expenses for the previous year. Other contributing factors are $59,000 negative gross profit attributed to SLAM, and an increase in cost overruns on Sage core engineering programs.

Selling, General and Administrative Expense (S G & A) increased by approximately $69,000 over the same period a year ago. Selling expense increased by approximately $12,000. This increase is primarily due to increased commission expense of approximately $29,000 attributed to increased sales volume and an increase in Sage core marketing expenses of approximately $26,000, offset by a decrease in SLAM's marketing expenses of approximately $43,000. The increase in Sage core marketing expenses is due to increased travel, technical publications, and catalog expenses. General and Administrative expense increased by approximately $57,000. This increase is due to increases in compensation and related items, as well as professional expenses, offset by a decrease in consulting fees associated with the Company's former chairman of the board.

Interest income for the six months ended December 30, 1995 increased by approximately $62,000 over the same period a year ago. This increase is due to a higher cash position, as well as higher interest rates being paid.

The Company recorded a profit of approximately $16,000 from rental property for the six months ended December 30, 1995. This compares with a loss of approximately $22,000 for the same period a year ago.

Federal and state income taxes for the six months ended December 30, 1995, and December 31, 1994, were provided for at their respective statutory rates.

Liquidity and Capital Resources

For the six months ended December 30, 1995, operating activities generated cash of $512,000, an increase of $249,000 over the six months ended December 31, 1994. Cash used in investing activities amounted to $242,000 and $203,000, respectively, while cash used for financing activities was $156,000 and $141,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

Although the Company has a $1,000,000 bank line of credit, the Company does not presently anticipate a need to use the line.

The Company anticipates that Capital expenditures for fiscal year 1996 will be approximately $750,000. Accordingly, no outside funding will be required.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:                             None

     2. Changes in Securities:                         None

     3. Defaults upon Senior Securities:               None

     4. Submission of Matters to a Vote of Security Holders:

        At the Annual Meeting of Stockholders held on November 14, 1995, the following matters were submitted to votes of the stockholders:

          (a) Amendments of the Corporation's Restated Articles of Organization changing the par value of the Corporation's common stock from $1.00 per share to $.10 per share and increasing the number of authorized shares of the Corporation's common stock from 650,000 shares to 10,000,000 shares. The vote with respect to this matter was as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
                For                                               175,450
                Against or withheld                                 4,239
                Abstain                                               560
                Broker Non-Votes                                      180

          (b) Amendment to the Corporation's 1992 Directors Stock Option Plan so as to increase the pool of shares allocated to the plan to 10,000 shares and provide for the annual automatic grant of options for 500 shares to each director at an annual price equal to 100% of the fair market value as of the date of the grant. The vote with respect to such matter was as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
                For                                               175,280
                Against or withheld                                 4,489
                Abstain                                               660
                Broker Non-Votes                                       --

     5. Other Information:                             None

     6. Exhibits and Reports on Form 8-K:              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 1996                SAGE LABORATORIES, INC. AND SUBSIDIARIES

                                       /S/  Carl A. Marguerite
                                            ------------------------------------
                                            President-Treasurer
                                            (Principal executive officer;
                                            principal financial officer;
                                            principal accounting officer)