Form 10-Q
period 1996-03-30
SAGE LABORATORIES INC
filed 1996-05-13
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 1996               Commission File Number 1-7054
- --------------------------------------------------------------------------------


                             SAGE LABORATORIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                         04-2179082
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                            Identification number)

  11 Huron Drive, Natick Massachusetts                            01760
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


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

         Yes __X__                           No _____

On March 30, 1996, the Company had outstanding 1,158,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

Item 1 - Financial Statements

A.  Statements of Income

                                                                 For the three Months Ended             For the Nine Months Ended
                                                              March 30, 1996     April 1, 1995      March 30, 1996     April 1, 1995
                                                              --------------     -------------      --------------     -------------
NET SALES AND CONTRACT REVENUES                                $ 2,089,982        $ 2,816,498        $ 6,986,350        $ 6,583,411

COST OF SALES AND CONTRACT COSTS                                   924,401          1,345,994          3,574,504          3,118,097
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                       66,864             49,987            195,931            134,381
                                                               -----------        -----------        -----------        -----------
                                                                   991,265          1,395,981          3,770,435          3,252,478
                                                               -----------        -----------        -----------        -----------

     Gross profit                                                1,098,717          1,420,517          3,215,915          3,330,933

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       569,286            780,000          1,900,700          2,042,179
                                                               -----------        -----------        -----------        -----------

     Operating income                                              529,431            640,517          1,315,215          1,288,754

INTEREST INCOME                                                     76,694             50,146            227,609            138,583

INTEREST EXPENSE                                                   (16,334)           (20,368)           (53,449)           (59,422)

INCOME (LOSS) ON RENTAL PROPERTY                                    11,539              6,508             27,504            (15,621)
                                                               -----------        -----------        -----------        -----------

     Income before provision for income taxes                      601,330            676,803          1,516,879          1,352,294

PROVISION FOR INCOME TAXES:

  Federal                                                          135,000            204,000            420,000            408,000

  State                                                             51,000             71,000            147,000            154,000
                                                               -----------        -----------        -----------        -----------

     Net income                                                $   415,330        $   401,803        $   949,879        $   790,294
                                                               ===========        ===========        ===========        ===========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                             $      0.36        $      0.35        $      0.81        $      0.68
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING

                                                                 1,169,482          1,159,200          1,168,802          1,158,305
                                                               ===========        ===========        ===========        ===========

DIVIDENDS PAID                                                 $       .00        $       .00        $   115,827        $   112,724
                                                               ===========        ===========        ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                        MARCH 30, 1996 AND JUNE 30, 1995

                                  ASSETS                                                         March 30, 1996      June 30, 1995
                                                                                                 --------------      -------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $ 5,972,503        $ 5,261,978
   Accounts receivable, net of reserve of approximately
     $48,000 at March 30, 1996 and $42,000 at June 30, 1995                                          1,400,900          1,543,964
   Inventories                                                                                       1,453,306          1,296,076
   Prepaid Expenses and other current assets                                                           504,942            501,147
                                                                                                   -----------        -----------
                    Total current assets                                                             9,331,651          8,603,165
                                                                                                   -----------        -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, building and improvements                                                                   3,768,658          3,768,658
   Machinery and laboratory equipment                                                                1,656,418          1,455,387
   Furniture, fixtures and motor vehicles                                                              590,201            471,666
                                                                                                   -----------        -----------
                                                                                                     6,015,277          5,695,711

   Less--Accumulated depreciation and amortization                                                   3,286,141          2,840,371
                                                                                                   -----------        -----------
                                                                                                     2,729,136          2,855,340
                                                                                                   -----------        -----------

OTHER ASSETS:
   Notes receivable from an officer/stockholder                                                         55,043             87,039
   Other assets                                                                                        119,236             65,932
                                                                                                   -----------        -----------
                    Total other assets                                                                 174,279            152,971
                                                                                                   -----------        -----------
                                                                                                   $12,235,066        $11,611,476
                                                                                                   ===========        ===========

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                                            $   166,667        $   166,667
   Accounts payable                                                                                    380,180            300,686
   Accrued expenses-
     Compensation                                                                                      792,322            860,626
     Commissions                                                                                       104,649             98,469
     Taxes other than federal income taxes                                                              30,610             42,259
     Federal income taxes                                                                               95,125            292,114
     Other                                                                                             343,590            322,218
                                                                                                   -----------        -----------
                    Total current liabilities                                                        1,913,143          2,083,039
                                                                                                   -----------        -----------

LONG TERM DEBT,  NET OF CURRENT MATURITIES                                                             708,333            833,332
                                                                                                   -----------        -----------

DEFERRED INCOME TAXES                                                                                  207,000            207,000
                                                                                                   -----------        -----------

STOCKHOLDERS' INVESTMENT
   Common stock, $.10 par value--
     Authorized--10,000,000 shares
     Issued--2,675,480 shares at March 30, 1996 and
     2,650,480 shares at June 30, 1995                                                                 267,548            265,048
   Capital in excess of par value                                                                    2,013,802          1,943,802
   Retained earnings                                                                                12,617,197         11,783,144
                                                                                                   -----------        -----------
                                                                                                    14,898,547         13,991,994

     Less--
        Cost of 1,517,215 shares of treasury stock at March 30,
        1996 and 1,515,740 shares at June 30, 1995                                                   5,448,988          5,420,078
     Deferred compensation                                                                              42,969             83,811
                                                                                                   -----------        -----------
                    Total stockholders' investment                                                   9,406,590          8,488,105
                                                                                                   ===========        ===========
                                                                                                   $12,235,066        $11,611,476
                                                                                                   ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                   For the Nine Months Ended
                                                                                             --------------------------------------
                                                                                             March 30, 1996           April 1, 1995
                                                                                             --------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                   $   949,879             $   790,294
   Adjustments to reconcile net income to net cash
   provided by operating activities--
Depreciation and Amortization                                                                       445,770                 298,920
Notes receivable from an officer/stockholder                                                         31,996                  31,996
     Amortization of deferred compensation                                                           40,842                  40,891
     Changes in assets and liabilities--
        Accounts receivable                                                                         143,064                 145,509
        Inventories                                                                                (157,230)               (235,293)
        Prepaid expenses and other current assets                                                    (3,795)                 77,010
        Accounts payable                                                                             79,494                  (7,903)
        Accrued expenses                                                                           (249,389)                (13,314)
                                                                                                -----------             -----------
                 Net cash provided by operating activities                                        1,280,631               1,128,110
                                                                                                -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                                                 (319,566)               (294,299)
   Increase in other assets                                                                         (53,304)                 (4,376)
                                                                                                -----------             -----------
                 Net cash used in investing activities                                             (372,870)               (298,675)
                                                                                                -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                                         72,500                  86,535
   Purchase of treasury stock                                                                       (28,910)                (31,827)
   Payment of cash dividend                                                                        (115,827)               (112,724)
   Payment on long-term debt                                                                       (124,999)               (124,999)
                                                                                                -----------             -----------
                 Net cash used in financing activities                                             (197,236)               (183,015)
                                                                                                -----------             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           710,525                 646,420
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    5,261,978               4,249,524
                                                                                                -----------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 5,972,503             $ 4,895,944
                                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for--
     Interest                                                                                   $    53,449             $    59,422
     Income taxes                                                                                   810,500                 702,541
                                                                                                ===========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1996

(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine month periods ended March 30, 1996, are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                                      March 30,        June 30,
                                                        1996             1995
                                                        ----             ----
             Raw materials and parts                 $  362,237       $  335,968

             Work-in-process                            974,458          863,328

             Finished goods                             116,611           96,780
                                                     ----------       ----------
                                                     $1,453,306       $1,296,076
                                                     ==========       ==========

Work-in-process and finished goods include material, labor and manufacturing overhead.

(3)  Net Income Per Share

     Net income per share was computed based on the weighted average number of common and common equivalent shares outstanding during the year. Common share equivalents consist of dilutive outstanding stock options computed under the treasury stock method. Fully diluted net income per share has not been presented, as the results would not be materially different from primary earnings per share.

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

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1996
                                   (CONTINUED)

D. Management's Discussion and Analysis

For the three months ended March 30, 1996, the Company realized net income of approximately $415,000, or $.36 per share, on sales of $2,090,000. This compares with net income of approximately $402,000, or $.35 per share, on sales of $2,816,000 for the same period a year ago.

Net income was negatively impacted in the third quarter of fiscal 1996 by an operating loss of approximately $22,000, or $.02 per share, from the Company's wholly-owned subsidiary, Sage Laboratories Active Microwave Inc. (SLAM). This compares with a negative impact of approximately 118,000, or $.10 per share, for the same period a year ago. Although SLAM's results for the quarter ended March 30, 1996 were an improvement over the quarters ended April 1, 1995 and December 30, 1995, it is difficult to predict whether this trend can be sustained, due to increased costs for additional personnel.and whether orders will continue at the pace we have enjoyed over the last nine months.

Net sales for the three months ended March 30, 1996, decreased by approximately $727,000, or 25.8% from the previous year. SLAM recorded sales of approximately $141,000 for the quarter, as compared with $32,000 for the same period a year ago. The decrease in Sage core business of approximately $838,000 is primarily due to delays.in certain orders caused by custom engineering problems. Other contributing factors were customers' requests to extend the delivery on certain programs and to a reduction in orders received over the past six months.. Orders received in the third quarter totaled approximately $2,529,000, including $33,000 from SLAM. This compares to $3,437,000, including $81,000 from SLAM for the same period a year ago. The decline in orders of approximately $908,000 for the quarter is attributed to customers' delays in placing orders, and to certain orders received in the third quarter of fiscal year 1995 which were not recorded in the third quarter of fiscal year 1996, due to programs coming to closure. The Company's backlog at the end of the quarter was $5,425,000, including $306,000 from SLAM. This compares to $5,566,000, including $52,000 from SLAM for the previous year.

Gross profit as a percentage of sales was 53% for the quarter ended March 30, 1996, as compared to 50% for the same period a year ago. The increase in gross profit is primarily due to Sage core product mix and to an increase in SLAM's gross profit to approximately $25,000 compared to a gross profit loss of $22,000 for the same period a year ago.

Selling, General and Administrative expenses (S G & A) as a percentage of sales was 27% for the quarter ended March 30, 1996, as compared to 28% for the same period a year ago. In absolute dollars, S.G.& A decreased by approximately $211,000 from the same period a year ago.This decrease is due to a decrease of approximately $4,000 in commission expense attributed to a lower sales volume, a decrease in marketing expense of approximately $56,000 due to reduced expenses associated with salaries and related items, as well as reduced advertising expense. G & A expenses decreased by approximately $151,000, due to reduction in fees associated with the consulting and non-compete agreement with the Company's former chairman, as well as a reduction in compensation and related items during the quarter.

Interest income for the three months ended March 30, 1996 increased by approximately $27,000 from the same period a year ago. This increase is due to a higher cash position, as well as higher interest rates being paid. Interest expense for the three months ended March 30, 1996 decreased by approximately $4,000, due to a decrease in outstanding principal.

The Company generated a profit of approximately $12,000 from its rental property, compared to a loss of approximately $7,000 for the same period a year ago. As of March 30, 1996, the Company's rental property is fully occupied. A new five year lease has been negotiated with a tenant in the Company's corporate headquarters. The Company has taken occupancy of approximately 6,000 square feet of space in its corporate headquarters that had previously been leased. This space will house the Company's new line of commercial switches.

The Company's net book value of property held for rent (including renovations) at March 30, 1996 and April 1, 1995 is as follows:

                                                       1996              1995
                                                       ----              ----
            3 Huron Drive (old facility)            $  520,612        $  598,522
            11 Huron Drive (rented portion)            280,684*          626,291
                                                    ----------        ----------
                                       Total        $  801,296        $1,224,813
                                                    ==========        ==========

*Change due to the Company occupying additional space for its commercial switch line.

Federal and state income taxes for the nine months ended March 30, 1996, and April 1, 1995 were provided for at their respective statutory rates.

Nine Months Ended March 30, 1996 and April 1, 1995
- --------------------------------------------------

For the nine months ended March 30, 1996, the Company realized net income of $950,000, or $.81 per share, on sales of $6,986,000. This compares with net income of $790,000, or $.68 per share, on sales of $6,583,000 for the same period a year ago.

Net income for the nine months ended March 30, 1996 was negatively impacted by a loss of approximately $221,000, or $.19 per share, from SLAM. This compares with a negative impact of approximately $369,000, or $.32 per share, for the same period a year ago.

Net sales for the nine months ended March 30, 1996 increased by approximately $403,000, or 6%, over the previous year. SLAM recorded sales of approximately $259,000 for the nine months ended March 30, 1996, compared to $73,000 for the same period a year ago. The decrease in sales was attributed to delays in certain custom engineering programs due to design difficulties, and to customers' wishes to extend deliveries. Another contributing factor was a reduction in orders received over the past six months. Total orders received were approximately $7,729,000 (including $503,000 from SLAM) for the nine months ended March 30, 1996, as compared to $9,011,000 (including approximately $118,000 from SLAM) for the same period a year ago. The decrease in orders of approximately $1,667,000 in Sage core business is due in part to customers' delays in placing orders, as well as delays in releasing new products that had been expected to be released during the third quarter.

Gross profit as a percentage of sales was approximately 46% for the nine months ended March 30, 1996 as compared to approximately 51% for the same period a year ago. The decrease in gross profit percentage was due to increased research and development costs of approximately $62,000. Other contributing factors were an increase in cost overruns on Sage core engineering programs, lower profit margins on certain programs, as well as a negative gross profit attributed to SLAM.

Selling, General and Administrative Expense (S G & A) decreased by approximately $141,000 over the same period a year ago. Selling expense decreased by approximately $49,000 This decrease is primarily due to increased commission expense of $25,000 attributed to increased sales volume offset by a decrease in marketing expenses of approximately $74,000. The decrease is primarily due to reallocation of salaries and related items associated with SLAM, as well as a decrease in the Company's advertising budget. G & A expense decreased by approximately $92,000 due in part to a decrease of approximately $38,000 in Consulting fees associated with the Company's former Chairman of the Board, as well as a decrease in salaries and related items of approximately $54,000.

Interest income for the nine months ended March 30, 1996 increased by approximately $89,000 over the same period a year ago. This increase is due to a higher cash position, as well as higher interest rates being realized.

The Company recorded a profit of approximately $28,000 from rental property for the nine months ended March 30, 1996 This compares with a loss of approximately $16,000 for the same period a year ago.

Federal and state income taxes for the nine months ended March 30, 1996 and April 1, 1995, were provided for at their respective statutory rates.

Liquidity and Capital Resources

For the nine months ended March 30, 1996 operating activities generated cash of $1,281,000, an increase of $153,000 over the nine months ended April 1, 1995. Cash used in investing activities amounted to $373,000 and $299,000, for the nine months ended March 30, 1996 and April 1, 1995, respectively, while cash used for financing activities for these same periods was $197,000 and $183,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

Although the Company has a $1,000,000 bank line of credit, the Company does not presently anticipate a need to use the line.

The Company anticipates that Capital expenditures for fiscal year 1996 will be approximately $750,000. Accordingly, no outside funding will be required.


PART II. OTHER INFORMATION

Item    1.   Legal Proceedings:                                       None
        2.   Changes in Securities:                                   None
        3.   Defaults upon Senior Securities:                         None
        4.   Submission of Matters to a Vote of Security Holders:     None
        5.   Other Information:                                       None
        6.   Exhibits and Reports on Form 8-K:                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1996                   SAGE LABORATORIES, INC. AND SUBSIDIARIES




                                     /S/  Carl A. Marguerite
                                     -------------------------------------------
                                     President-Treasurer
                                     (Principal executive officer;
                                     principal financial officer;
                                     principal accounting officer)