Form 10-K
period 1996-06-30
SAGE LABORATORIES INC
filed 1996-09-30
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996

                                                  Commission File Number: 1-7054

                             SAGE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

          Massachusetts                                          04-2179082
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

   11 Huron Drive, East Natick Industrial Park, Natick, Massachusetts 01760
           (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (508) 653-0844

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange on which registered
       None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes_X_                                No___


       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

       As of September 24, 1996 the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices as reported by NASDAQ) was $13,674,564.

     On June 30, 1996 the Company had outstanding 1,161,265 shares of common stock, $.10 par value, which is its only class of stock.

DOCUMENTS INCORPORATED BY REFERENCE

See Exhibit Index at page 12.

Item 1. Business.

General Description and History of the Company

     Sage Laboratories, Inc. (the "Company") is engaged primarily in the design, manufacture and sale of specialized microwave components and subsystems. These products are used in applications such as cellular base stations, point-to-point radio links, satellite communications, aircraft landing and guidance, medical diagnostics and treatment, radar and weapons guidance. The types of products designed and manufactured by Sage are required in each of the basic systems described herein.

     Microwaves have an extremely high frequency and short wave length.  A sharp
beam  of  microwave  energy  can  readily  be  shaped,  focused,   concentrated,
reflected, and transmitted in a straight line over infinite distances.

     The Company operates exclusively within a single industry (S.I.C. #3829) for the purposes of Statement of Financial Accounting Standards No. 14 and Regulation S-K.

     The Company has engaged in no transactions or activities outside the ordinary course of business since June 30, 1995.

 The Company's Microwave Products

     The amounts of total sales and revenues, operating income and the total value of assets attributable to the Company's microwave products in the last three fiscal years are as follows:

                                                       (IN THOUSANDS)
       Fiscal year ended June 30:                 1994       1995         1996
                                                  ----------------------------

       Amount of total sales and revenues       $8,167      $9,154     $9,769

       Amount of operating income               $1,862      $2,158     $2,341

       Total assets (year end)                 $10,359     $11,611    $13,028

     The Company's RF/microwave technology is used in components and integrated assemblies to divide, couple, absorb, attenuate, filter, control, amplify, detect, process, convert RF/microwave energy. Its products are suitable for all types of commercial and defense applications, including radar, electronic warfare, surveillance, and communications systems.

     The Company's line of passive microwave devices is extensive, ranging from caseless hybrids which are used in high volume production of commercial cellular and wireless products to sophisticated integrated assemblies which switch, divide, filter and control signals in high performance, space-qualified satellite communications systems. Caseless wireline hybrids, switches rotary joints, phase shifters, filters, couplers, power dividers and subsystems have been among the Company's most important passive components in recent years.

     The Company's standard passive components can be sold from the shelf without special engineering, and such components are the Company's most profitable products. The Company also negotiates fixed price contracts for the sale of passive components meeting particular specifications and requiring varying degrees of engineering design and development. The profit margin on contracts involving heavy engineering content is lower than on standard items, but such work often results in a product which may be reordered or which can be adapted to other purposes with little additional engineering and can therefore be sold at a higher profit margin. Total sales and contract revenue contributed by the sale of traditional passive components during the last three fiscal years are as follows:

                                                     (IN THOUSANDS)
  Fiscal year ended June 30:                1994          1995        1996
                                          --------------------------------
  Catalog items                           $2,044        $2,101      $2,889
  Adaptable or reorderable items           4,283         5,281       3,932
  Engineered items                         1,690         1,542       2,251
  Other                                      150           113         321
                                         ---------------------------------
                    Total                 $8,167        $9,037      $9,393
                                         =================================


     In addition to passive components, semi-conductor based "active" components are also needed in microwave systems to amplify, detect, control, convert, modulate, demodulate and otherwise process RF/microwave signals. The Company developed the capacity to produce active microwave components through the formation of a wholly-owned subsidiary, Sage Laboratories Active Microwave, Inc. ("SLAM"), a New Hampshire corporation, during the second half of fiscal 1994.

     Active components are used in all types of commercial and defense systems, including radar, electronic warfare, surveillance, and communications. SLAM uses modern solid-state circuit technology in the design and manufacture of microwave mixers, detectors, switches, limiters, variable attenuators, amplifiers, and complex integrated assemblies consisting of active and passive components. SLAM offers a standard catalog line of solid-state microwave products, as well as the capability to produce custom products designed to meet particular customer specifications. SLAM revenue for fiscal year 1996 and 1995 amounted to $375,000 and $117,000 respectively.

Sources and Availability of Raw Materials

     The Company obtains raw materials from a wide variety of suppliers with alternative sources available for all essential materials with reasonable lead time. There is no dependence on foreign sources and no relationship with important suppliers.

Principal Markets and Distribution

     The Company's microwave products are sold principally through a group of 40 independent representatives with 54 offices located throughout the United States and abroad. Their efforts are directed by the Company's Vice President of Sales and Sales Manager. Catalogs of standard items, advertising in trade publications, trade shows and periodic visits to customers by the Company's officers and engineers supplement the work of the representatives. The microwave products are principally used in communications and radar applications in the commercial and defense markets.

Importance, Duration and Effect of Patents, Trademarks, Licenses, Franchises and Concessions

     The Company holds various patents, but does not believe such patents to be material to the Company's business. There are no material trademarks, licenses, franchises or concessions.

Competition

     Many companies manufacture microwave products similar to those of the Company, some larger and with greater financial resources than the Company. The Company's experience to date indicates that competition has related primarily to delivery, price and performance.

Backlog and Customers

     The Company's backlog of orders believed to be firm for microwave products was $4,602,000 as of June 30, 1996, as compared to $4,683,000 as of June 30, 1995. All of the June 30, 1996 backlog is expected to be filled during the current fiscal year. There is no seasonality to the backlog or to the business in general.

     The Company has not relied on a single customer or a small group of customers for a substantial proportion of its sales of microwave products, though at any given time one or more large orders or contracts may represent a high percentage of the backlog. During the fiscal year ended June 30, 1996, components were sold to approximately 408 customers.

Practices Relating to Working Capital

     There are no special practices followed by the Company relating to working capital.

Personnel

     As of June 30, 1996, the Company employed 51 people, seven of which are employed by SLAM. The Company also utilized temporary employees throughout the year. Twenty three of the Company's employees are engineers or other technically trained people and the balance are engaged in production, administrative and sales activities.

Research and Development

     The Company conducts various research and development activities under which expenditures of approximately $272,000, $200,000 and $199,000 (including overhead) were made in each of fiscal 1996, 1995 and 1994, respectively.

Export Sales

     Approximately 20% of the Company's revenues for fiscal year 1996 were attributable to export sales. While competition abroad is generally more intense, the profitability and attendant risks of sales are not materially different from those of the balance of the Company's business. Total export sales for the fiscal years ended June 30, 1996, 1995 and 1994 were $1,954,000, $2,184,000 and $1,756,000, respectively.

Executive Officers of the Registrant

The following table sets forth information concerning the Company's executive officers as of the date hereof. Each officer is elected by the Company's Board of Directors and holds office until the date of the Company's annual meeting of stockholders and until his successor is elected and qualified.


                                         Offices Held and Business Experience
 Name                        Age               During Past Five Years
 ----                        ---               ----------------------

 Carl A. Marguerite           56         Chairman, Chief Executive Officer
                                         (President until 1996)
                                         and Director of the Company

 Louis J. Lanzillo, Jr.       38         President, Chief Operating  Officer
                                         and Director of the Company

 Anthony J. Cieri             65         Vice President of Sales of the Company.

 Janusz J. Majewski           49         Vice President of  Engineering of
                                         the Company
                                         (Director of Engineering until 1996)

Item 2. Properties

     In 1985 and 1986, the Company constructed a 30,000 square foot facility to house its offices and principal plant. The facility shares a four acre site in East Natick, Massachusetts with the 25,000 square foot building which formerly served as the Company's plant and offices. The Company moved into its current facility in late August 1986.

     The Company occupies approximately 25,000 square feet of its current facility and leases the balance of 5,000 square feet to others. All of the Company's rental property is fully occupied.

     SLAM leases approximately 6,000 square feet in Hollis, New Hampshire.

     The cost of the Company's machinery and equipment owned on June 30, 1996 is approximately $1,753,000. Such machinery and equipment is in good condition and is being used to capacity.

Item 3. Legal Proceedings

     There are no material pending legal proceedings affecting the Company or its properties.

Item 4. Submission of Matters to a Vote of Security Holders

     There was nothing submitted during the fourth quarter of fiscal 1996 to a vote of the Company's security holders.

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The Company's common stock, $.10 par value (which is the Company's only class of equity securities), is listed with the NASDAQ system for trading in the over-the-counter market. The quarterly high and low bid prices for the Company's common stock for the last two fiscal years as reported on NASDAQ were as follows:

                                          1996                    1995
                                    ------------------     ------------------
                                    High        Low         High          Low
                                    ----        ---         ----          ---
First Quarter                       23          11 4/5      10 3/10     7 4/5

Second Quarter                      22          18 1/10     10 1/5      8 4/5

Third Quarter                       20 1/4      14 3/4      9 3/5       8 9/10

Fourth Quarter                      18 3/4      15 1/8      12          9 3/5


     These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There were approximately 249 holders of record of the Company's outstanding common stock on June 30, 1996.

     The Company paid cash dividends in October of 1994 and 1995 in the amount of 10 cents per share. On September 4, 1996, the Company's Board of Directors declared a cash dividend in the amount of ten cents per share payable on October 11, 1996 to holders of record as of September 27, 1996.

Item 6. Selected Financial Data.

     The selected financial data called for under this caption is attached to this report as Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1996 Compared to 1995

Net Sales:

     Net sales for fiscal 1996 increased by $615,000, or 7%, from fiscal 1995. This increase is due in part to an increase in the Company's core sales of $357,000 and an increase in the Company's subsidiary, Sage Laboratories Active Microwave, Inc. (SLAM) sales of $258,000. This overall increase in sales was primarily the result of an increase in the number and size of orders shipped, as there have been no material increases in the price of the Company's products during fiscal 1996. Orders received in fiscal 1996 totaled $9,708,000, as compared to $10,530,000 for 1995. Total orders included $586,000 from SLAM, compared to $128,000 for the same period a year ago. SLAM's increase in orders is due to growing recognition in the industry. The decline in Sage core orders of approximately $1,280,000 is primarily due to customers' delays in placing orders, as well as certain orders which were received in fiscal 1995 that were not renewed in fiscal 1996 due to programs coming to closure. Although the Company's fourth quarter has historically realized a larger sales volume over other quarters, there is no seasonality to the Company's business. Sales volume is strictly predicated on customers' requirements for delivery.

Gross Profit:

     Gross profit as a percentage of sales decreased to approximately 48% in fiscal 1996, as compared to 50% for the same period a year ago. The decrease in gross profit percentage was due to increased research and development expense, as well as increases in cost overruns on Sage core engineering programs, lower profit margins on certain programs, and a negative gross profit attributed to SLAM.

Selling, General and Administrative Expenses:

     Selling, General and Administrative Expenses (S G & A) decreased by approximately $59,000 over the same period a year ago. Selling expense increased by approximately $32,000. This increase was primarily due to increased commission expense of approximately $60,000 attributed to increased sales volume offset by a decrease in marketing expense of approximately $28,000. G & A expenses decreased by approximately $90,000, due in part to a decrease of approximately $63,000 in consulting fees associated with the Company's former Chairman of the Board, as well as a decrease in salaries and related items of approximately $30,000.

Interest Income:

     Interest income for fiscal year 1996 increased by approximately $108,000 over fiscal year 1995. This increase is due to higher average cash balances, as well as higher interest rates being realized.

Interest Expense:

     Interest expense decreased for fiscal year 1996 by $11,000 over the previous year. This decrease is due to decreases in outstanding principal.

Rental Property:

     The Company generated a profit of approximately $48,000 from its rental property in fiscal 1996 compared to a modest profit of $6,500 in fiscal 1995. All of the Company's rental property was fully occupied during fiscal 1996. The Company has taken occupancy of approximately 5,000 square feet of space in its corporate headquarters that had previously been leased. This space was converted to a state-of-the-art Clean Room facility and is now occupied by the Company's Commercial switch and high reliability product lines.

     The Company's net book value of property held for rent at June 30, 1996 and 1995 is as follows:

                                              1996             1995
                                              ----             ----
        3 Huron Drive (old facility)      $501,114       $  579,112
        11 Huron Drive (rental portion
        of current facility)              283,855*          612,966
                                          -------           -------
        Total                             $784,969       $1,192,078
                                          ========       ==========

*Change due to Company occupying additional space for its commercial switch and high reliability product lines.

Provisions for Federal and State Income Taxes:

     Federal and State income tax provisions for fiscal years 1996 and 1995 have been reconciled to the U.S. statutory rate. (See Note No. 5 to Consolidated Financial Statements).

1995 Compared to 1994

Net Sales:

     Net sales for fiscal year 1995 increased by approximately $987,000, or 12%, as compared to fiscal year 1994. The increase occurred in all markets, including commercial, government, and space. For the year ended June 30, 1995 commercial business accounted for more than half of total revenues. Sage Laboratories received orders during fiscal 1995 totaling $10,530,000, an increase of $2,870,000, or 37%. Sage Laboratories Active Microwave, Inc. (SLAM) received orders totaling $182,000 during fiscal 1995. Net sales for SLAM totaled $117,000.

Gross Profit:

     Gross profit as a percentage of sales decreased from 53% in fiscal 1994, to 50% in fiscal 1995. This decrease is primarily attributable to write-offs of costs associated with a number of engineering programs with very difficult specifications. These program difficulties have been resolved and the programs were shipped in the first quarter of fiscal 1996. Included in the cost of sales was approximately $103,000 of cost overruns of SLAM. Engineering and new product development costs remained consistent with the previous year. Among the new products in development during fiscal year 1995 were a 60-75 Ghz Waveguide Switch, a T-Switch, Top-Through Electromechanical Latching Devices for an SMA Transfer Switch, and cost reduction development of Hybrids, Couplers and Power Dividers for the commercial market. Also developed was a line of surface-mounted couplers. SLAM developed five low-cost/high performance open substrate mixers, a broadband mixer (1-18 Ghz), a matched detector, and a high-power coax limiter. Many of these products are now standard catalog products for SLAM.

Selling, General and Administrative Expenses:

     Selling, General and Administrative Expenses (S G & A) as a percentage of sales were 26% for fiscal 1995, as compared to 30% for fiscal 1994. The decrease is mainly attributed to the higher sales volume, as well as a reduction in general and administrative expenses of approximately $150,000. This decrease is comprised of a decrease in salaries and related items, professional expenses, and a reduction in the former Chairman's consulting fees. The decrease in general and administrative expenses was somewhat offset by SLAM's general and administrative expenses, which increased by $43,000, due to a full year of operations.

     Sales and Marketing expense increased by $138,000 at SLAM, as 1995 was SLAM's first full year of operation. This was offset by other sales and marketing expense decreases primarily due to lower salaries and related expenses as a result of personnel changes, as well as a reduction in amortization of the Company's catalog, which was fully amortized in fiscal 1994.

Interest Income:

     Interest income for fiscal year 1995 increased by approximately $69,000, over fiscal year 1994. This increase is due to a higher cash position, as well as higher interest rates.

Interest Expense:

     Interest expense increased for fiscal year 1995 by $10,000 over the previous year. This increase is primarily due to an increase in the prime rate of interest.

Rental Property:

     The Company's rental property reported a small profit in fiscal 1995 of $6,500, compared to a loss of $41,000 for fiscal 1994. All of the Company's rental property was leased as of November 1, 1994. As part of its expansion plans in 1996, the Company remodeled 5,000 square feet of this space for its Commercial Switch and high reliability product lines. The Company's net book value of its property held for rent at June 30, 1995 and 1994 is as follows:

                                                             1995        1994
                                                             ----        ----
        3 Huron Drive (old facility)                   $  579,112  $  597,110
        11 Huron Drive (rental portion of
        current facility)                                 612,966     665,590
                                                          -------     -------
        Total                                          $1,192,078  $1,262,700
                                                       ==========  ==========

Provisions for Federal and State Income Taxes:

     Federal and State income tax provisions for fiscal years 1995 and 1994 have been reconciled to the U.S. statutory rate. (See Note No. 5 to Consolidated Financial Statements).

Liquidity and Capital Resources:

     For the twelve months ended June 30, 1996 operating activities generated $1,647,000 in cash, an increase of $101,000 over the twelve months ended June 30, 1995. Cash used in investing activities amounted to $808,000 and $330,000 for the twelve months ended June 30, 1996 and 1995, respectively, while cash used for financing activities was $222,000 and $203,000, respectively The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. The Company's new commercial switch product line is expected to generate revenues of approximately $750,000 and incur a gross profit of approximately $138,000 in fiscal 1997. In addition, the Company is expected to increase capital equipment by $290,000 and spend an additional $140,000 to complete its state-of-the-art clean room during the first quarter of fiscal 1997 (occupancy took place in September 1996).

     Having only the debt relating to the Company's facility, and with surplus cash, Management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

     Although the Company has a $1,000,000 bank line of credit, the Company does not presently intend to use the line.

     The Company anticipates that total capital expenditures for fiscal year 1996 will be approximately $700,000. Accordingly, no outside funding will be required.

     The foregoing analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the Company's new commercial switch product line and the improving performance at SLAM. Inasmuch as the results of these activities depend on numerous factors, including acceptance by third parties, actual results could differ materially from those projected in the forward-looking statements.

Item 8. Financial Statements and Supplementary Data.

     Financial statements and supplementary financial information required to be filed hereunder may be located through the Index to Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

     The Company has not filed a Form 8-K under the Securities Exchange Act of 1934 reporting a change of accountants.

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

     The information called for under this caption is incorporated by reference from the material captioned "Election of Directors" in the proxy statement for the Company's annual meeting of shareholders to be held on November 12, 1996. Additional information required to be reported under this caption may be found in the last paragraph of Item 1 to this report.

Item 11. Management Remuneration.

     The information called for under this caption is incorporated by reference from the material captioned "Remuneration of Directors and Executive Officers" in the proxy statement for the Company's annual meeting of shareholders to be held on November 12, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Managers.

     The information called for under this caption is incorporated by reference from the material captioned "Principal Holders of Voting Securities" and "Election of Directors" in the proxy statement for the Company's annual meeting of shareholders to be held on November 12, 1996.

Item 13. Certain Relationships and Transactions

     The information called for under this caption is incorporated by reference from the material captioned "Election of Directors" in the proxy statement for the annual meeting of shareholders to be held on November 12, 1996.

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

     The following documents are filed as a part of this report:

     1. Financial Statements

          See the Index to Consolidated Financial Statements and Schedules attached to this report.

     2. Exhibits

          See the Index to Exhibits attached to this report.

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.

SAGE LABORATORIES, INC.

 By   /s/ Carl A. Marguerite        Chairman          September 17, 1996
     -------------------------
          Carl A. Marguerite

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  By  /s/ Carl A. Marguerite         Chairman, Chief          September 17, 1996
     ----------------------------    Executive Officer,
          Carl A. Marguerite         Principal Executive
                                     Officer, Treasurer
                                     and Director


  By    /s/  Erich P. Ippen           Director                September 18, 1996
     -----------------------------
        Erich P. Ippen

  By    /s/ Louis J. Lanzillo, Jr.    Director                September 17, 1996
     -----------------------------
            Louis J. Lanzillo, Jr.

  By    /s/ John E. Miller            Director                September 17, 1996
     -----------------------------
            John E. Miller

  By    /s/ C. Duncan Soukup          Director                September 17, 1996
    ------------------------------
            C. Duncan Soukup


                                                             APPENDIX A
                                                   ITEM 6. SELECTED FINANCIAL DATA


                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                      -----------------------------------------------
                                                           1992           1993           1994           1995           1996
                                                       ------------   ------------   ------------   ------------   ------------


Net Sales and Contract Revenues                        $ 6,467,000    $ 6,627,000    $ 8,167,000    $ 9,154,000    $ 9,769,000


Net Income                                                 992,000        956,000      1,198,000      1,389,000      1,609,000


Net Income Per Commom and
 Common Equivalent Share                                      0.69           0.66           1.00           1.20           1.38


Total Assets                                            10,173,000     10,821,000     10,359,000     11,611,000     13,028,000


Total Current Assets                                     7,404,000      7,987,000      7,242,000      8,603,000      9,706,000


Total Current Liabilities                                1,880,000      1,820,000      2,046,000      2,083,000      2,075,000


Working Capital                                          5,524,000      6,167,000      5,196,000      6,520,000      7,631,000


Long Term Debt:
 5% Note Payable to an
 Insurance Company                                          16,000              -              -              -              -

Industrial Revenue Bond                                  1,333,000      1,167,000        999,999        833,333        666,665
                                                       ------------   ------------   ------------   ------------   ------------

Total Long Term Debt                                     1,349,000      1,167,000        999,999        833,333        666,665
                                                       ------------   ------------   ------------   ------------   ------------


Stockholder's Equity                                     6,735,000      7,526,000      7,075,000      8,488,000     10,096,000


Cash Dividends Declared
 Per Common Share                                             0.10          0.10            0.10           0.10          0.10

Weighted Average Number of
 Common and Common Equivalent
 Shares Outstanding                                      1,447,645     1,457,065       1,197,035      1,159,390     1,169,491
                                                       ===========    ==========     ===========    ===========    ==========

                              D. INDEX TO EXHIBITS

      Exhibit
      Number                     Description
      ------                     -----------
      3.1                        Restated Articles of Organization
                                 as amended October 27, 1987 and
                                 November 14, 1995


      3.2                        Bylaws of the Company as amended by the
                                 directors on September 4, 1996.

      3.3 Mortgage and Trust Agreement (incorporated by references to Exhibit 3.3 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991)

      3.4 Bond Purchase and Guaranty Agreement (incorporated by references to Exhibit 3.4 to the Company's report on Form 10-K for the fiscal year ended June 30, 1991)

      10.1 Executive Bonus Plan - 1/20/89 (incorporated by reference to Exhibit 10.1 to the Company's report on Form 10-K for the fiscal year ended June 30, 1989)

      10.2 Stock Option Plan dated September 2, 1989 (incorporated by reference to Exhibit 10.2 to the Company's report on Form 10-K for the fiscal year ended June 30, 1989)

      10.3 Restricted Stock Plan dated May 4, 1987 (incorporated by reference to Exhibit 10.3 to the Company's report on Form 10-K for the fiscal year ended June 30, 1989)

      10.4 Employment Agreement with attached exhibits between Company and Louis J. Lanzillo, Jr., dated September 4, 1996.

      22                         Subsidiaries

      24                         Consent of Accountants

                   List of Financial Statements and Schedules
                                                                            Page
Appendix                                                                    AF-O

Report of Independent Public Accountants                                     F-1


Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995            F-2

Consolidated Statements of Income for each
of the three fiscal years in the period ended June 30, 1996                  F-3

Consolidated Statements of Stockholders' Investment for each
of the three fiscal years in the period ended June 30, 1996                  F-4

Consolidated Statements of Cash Flows for each of the three fiscal years in
the period ended June 30, 1996                                               F-5

Notes to Consolidated Financial Statements                                   F-6

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


                                                                       PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

CONSOLIDATED BALANCE SHEETS--JUNE 30, 1996 AND 1995                     F-2

CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996                           F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED JUNE 30, 1996                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sage Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Sage Laboratories, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sage Laboratories, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



Boston, Massachusetts
August 23, 1996

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       June 30,
                         ASSETS                                  1996             1995

CURRENT ASSETS:
   Cash and cash equivalents                                 $ 5,878,691      $ 5,261,978
   Accounts receivable, net of reserve of approximately
     $50,000 in 1996 and $42,000 in 1995                       1,993,452        1,543,964
   Inventories                                                 1,348,469        1,296,076
   Prepaid expenses and other current assets                     485,405          501,147
                                                             -----------      -----------
         Total current assets                                  9,706,017        8,603,165
                                                             -----------      -----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, buildings and improvements                            3,989,760        3,768,658
   Machinery and laboratory equipment                          1,753,072        1,455,387
   Furniture, fixtures and motor vehicles                        664,894          471,666
                                                             -----------      -----------
                                                               6,407,726        5,695,711

   Less--Accumulated depreciation and amortization             3,302,607        2,840,371
                                                             -----------      -----------
                                                               3,105,119        2,855,340
                                                             -----------      -----------


OTHER ASSETS:
   Notes receivable from an officer/stockholder                   55,043           87,039
   Other assets                                                  161,536           65,932
                                                             -----------      -----------

         Total other assets                                      216,579          152,971
                                                             -----------      -----------

                                                             $13,027,715      $11,611,476
                                                             ===========      ===========




                                                                         June 30,
        LIABILITIES AND STOCKHOLDERS' INVESTMENT                    1996             1995

CURRENT LIABILITIES:
   Current maturities of long-term debt                      $   166,667      $   166,667
   Accounts payable                                              394,221          300,686
   Accrued expenses-
     Compensation                                                762,025          860,626
     Commissions                                                 136,364           98,469
     Taxes other than federal income taxes                        85,259           42,259
     Federal income taxes                                        261,827          292,114
     Other                                                       268,191          322,218
                                                             -----------      -----------

         Total current liabilities                             2,074,554        2,083,039
                                                             -----------      -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        666,665          833,332
                                                             -----------      -----------

DEFERRED INCOME TAXES                                            190,000          207,000
                                                             -----------      -----------

COMMITMENTS (Notes 6 and 9)

STOCKHOLDERS' INVESTMENT:
   Common stock, $.10 par value-
     Authorized--10,000,000 shares
     Issued--2,678,480 shares in 1996 and
       2,650,480 shares in 1995                                  267,848          265,048
   Capital in excess of par value                              2,030,182        1,943,802
   Retained earnings                                          13,276,809       11,783,144
                                                             -----------      -----------
                                                              15,574,839       13,991,994
   Less--
     Cost of 1,517,215 shares of treasury stock in 1996
     and 1,515,740 shares of treasury stock in 1995            5,448,988        5,420,078
     Deferred compensation                                        29,355           83,811
                                                             -----------      -----------
         Total stockholders' investment                       10,096,496        8,488,105
                                                             -----------      -----------
                                                             $13,027,715      $11,611,476
                                                             ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    --------------Years Ended June 30,-------------
                                                                        1996              1995              1994

NET SALES AND CONTRACT REVENUE                                      $ 9,768,809       $ 9,154,059       $ 8,167,307

COST OF SALES AND CONTRACT COSTS                                      4,812,675         4,394,464         3,629,427

ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                           272,014           199,918           199,162
                                                                    -----------       -----------       -----------

         Gross profit                                                 4,684,120         4,559,677         4,338,718

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          2,343,222         2,402,174         2,476,657
                                                                    -----------       -----------       -----------

         Operating income                                             2,340,898         2,157,503         1,862,061

INTEREST INCOME                                                         302,901           194,528           125,230

INTEREST EXPENSE                                                        (68,922)          (79,597)          (69,223)

INCOME (LOSS) ON RENTAL PROPERTY                                         54,614             6,506           (41,104)
                                                                    -----------       -----------       -----------

         Income before provision for income taxes                     2,629,491         2,278,940         1,876,964

PROVISION FOR INCOME TAXES:
   Federal                                                              791,000           680,000           528,000
   State                                                                229,000           210,000           151,000
                                                                    -----------       -----------       -----------

         Net income                                                 $ 1,609,491       $ 1,388,940       $ 1,197,964
                                                                    ===========       ===========       ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                   $      1.38       $      1.20       $      1.00
                                                                    ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                           1,169,086         1,159,390         1,197,035
                                                                    ===========       ===========       ===========

DIVIDENDS PAID                                                      $   115,826       $   112,725       $   109,683
                                                                    ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 SAGE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                     Common Stock                Capital in
                                                                Number            $.10           Excess of          Retained
                                                               of Shares        Par Value        Par Value          Earnings

BALANCE, JUNE 30, 1993                                         2,588,480      $    258,848      $  1,764,347      $  9,418,648
   Net income                                                         --                --                --         1,197,964
   Payment of $.10 per share cash dividend                            --                --                --          (109,683)
   Amortization of deferred compensation                              --                --                --                --
   Exercise of stock options                                      25,000             2,500            65,290                --
   Purchase of treasury stock                                         --                --                --                --
   Stock option compensation grants                                   --                --             3,420                --
                                                            ------------      ------------      ------------      ------------

BALANCE, JUNE 30, 1994                                         2,613,480           261,348         1,833,057        10,506,929
   Net income                                                         --                --                --         1,388,940
   Payment of $.10 per share cash dividend                            --                --                --          (112,725)
   Amortization of deferred compensation                              --                --                --                --
   Exercise of stock options                                      37,000             3,700           104,685                --
   Purchase of treasury stock                                         --                --                --                --
   Stock option compensation grants                                   --                --             6,060                --
                                                            ------------      ------------      ------------      ------------

BALANCE, JUNE 30, 1995                                         2,650,480           265,048         1,943,802        11,783,144
   Net income                                                         --                --                --         1,609,491
   Payment of $.10 per share cash dividend                            --                --                --          (115,826)
   Amortization of deferred compensation                              --                --                --                --
   Exercise of stock options                                      28,000             2,800            86,380                --
   Purchase of treasury stock                                         --                --                --                --
                                                            ------------      ------------      ------------      ------------
BALANCE, JUNE 30, 1996                                         2,678,480      $    267,848      $  2,030,182      $ 13,276,809
                                                            ============      ============      ============      ============


                                                                                                      Total
                                                            Treasury Stock,       Deferred         Stockholders'
                                                                at Cost         Compensation        Investment

BALANCE, JUNE 30, 1993                                       $ (3,723,171)      $   (192,772)      $  7,525,900
   Net income                                                          --                 --          1,197,964
   Payment of $.10 per share cash dividend                             --                 --           (109,683)
   Amortization of deferred compensation                               --             54,456             54,456
   Exercise of stock options                                           --                 --             67,790
   Purchase of treasury stock                                  (1,665,080)                --         (1,665,080)
   Stock option compensation grants                                    --                 --              3,420
                                                             ------------       ------------       ------------

BALANCE, JUNE 30, 1994                                         (5,388,251)          (138,316)         7,074,767
   Net income                                                          --                 --          1,388,940
   Payment of $.10 per share cash dividend                             --                 --           (112,725)
   Amortization of deferred compensation                               --             54,505             54,505
   Exercise of stock options                                           --                 --            108,385
   Purchase of treasury stock                                     (31,827)                --            (31,827)
   Stock option compensation grants                                    --                 --              6,060
                                                             ------------       ------------       ------------

BALANCE, JUNE 30, 1995                                         (5,420,078)           (83,811)         8,488,105
   Net income                                                          --                 --          1,609,491
   Payment of $.10 per share cash dividend                             --                 --           (115,826)
   Amortization of deferred compensation                               --             54,456             54,456
   Exercise of stock options                                           --                 --             89,180
   Purchase of treasury stock                                     (28,910)                --            (28,910)
                                                             ------------       ------------       ------------
BALANCE, JUNE 30, 1996                                       $ (5,448,988)      $    (29,355)      $ 10,096,496
                                                             ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended June 30,
                                                                           1996              1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 1,609,491       $ 1,388,940       $ 1,197,964
   Adjustments to reconcile net income to net cash provided by operating activities-
     Stock option compensation                                               --             6,060             3,420
     Depreciation and amortization                                      462,236           406,876           257,837
     Notes receivable from an officer/stockholder                        31,996            31,996            46,262
     Amortization of deferred compensation                               54,456            54,505            54,456
     Deferred income taxes                                              (28,000)         (124,000)         (176,000)
     Changes in assets and liabilities-
       Accounts receivable                                             (449,488)          210,475          (247,715)
       Inventories                                                      (52,393)         (482,511)         (130,877)
       Prepaid expenses and other current assets                         26,742            15,773           (56,863)
       Accounts payable                                                  93,536            20,295            37,685
       Accrued expenses                                                (102,021)           17,198           188,016
                                                                    -----------       -----------       -----------

           Net cash provided by operating activities                  1,646,555         1,545,607         1,174,185
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                     (712,015)         (326,639)         (604,961)
   (Increase) decrease in other assets                                  (95,604)           (3,680)           20,914
                                                                    -----------       -----------       -----------

           Net cash used in investing activities                       (807,619)         (330,319)         (584,047)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                             89,180           108,385            67,790
   Purchase of treasury stock                                           (28,910)          (31,827)       (1,665,080)
   Payment of cash dividend                                            (115,826)         (112,725)         (109,683)
   Payments on long-term debt                                          (166,667)         (166,667)         (166,667)
                                                                    -----------       -----------       -----------

           Net cash used in financing activities                       (222,223)         (202,834)       (1,873,640)
                                                                    -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    616,713         1,012,454        (1,283,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          5,261,978         4,249,524         5,533,026
                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 5,878,691       $ 5,261,978       $ 4,249,524
                                                                    ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                       $    73,606       $    77,524       $    69,131
                                                                    ===========       ===========       ===========
     Income taxes                                                   $ 1,035,000       $   996,531       $   830,834
                                                                    ===========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company is engaged  primarily  in the design,  manufacture  and sale of
     specialized   components   suitable   for  the   transmission,   reception,
     modification and utilization of microwave energy.

     The accompanying consolidated financial statements reflect the application of the following major accounting policies.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Sage Laboratories, Inc. (the Company) and its wholly owned subsidiaries, Sage Laboratories Investment Corporation, a Massachusetts securities corporation; Sage Laboratories Active Microwave, Inc. (SLAM), a New Hampshire corporation; and Sage Laboratories Foreign Sales, Inc., a U.S. Virgin Island corporation. All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Revenue Recognition

          With respect to contracts, the Company recognizes revenue on the basis of shipments by relating the total anticipated costs to total units to be produced and units actually shipped. Contract losses are recorded in total as soon as they can be reasonably anticipated. Product sales are recognized upon shipment.

     (c)  Research and Development Expenses

          Research and development expenses are charged to operations as incurred. Research and development expenses of approximately $272,000, $200,000 and 199,000 were incurred in 1996, 1995 and 1994, respectively.  In 1996, 1995 and 1994, $25,000,  $62,000 and $119,000,
          respectively, of the total research and development costs were related to new product development by SLAM.

     (d)  Depreciation and Amortization

          The Company provides for depreciation and amortization by charges to operations to allocate the cost of the assets over their estimated useful lives as follows:

                                                             Method of Depreciation                 Estimated
                  Assets Classification                         and Amortization                   Useful Life
          Buildings and improvements                  Straight-line                                5-25 Years
          Machinery and laboratory equipment          Straight-line and declining-balance          3-10 Years
          Furniture, fixtures and motor vehicles      Straight-line and declining-balance          3-10 Years

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (e)  Warranty Costs

          Warranty costs incurred by the Company during the three years in the period ended June 30, 1996 were not significant, and future warranty costs are not expected to be significant.

     (f)  Inventories

          Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows as of June 30, 1996 and 1995:

                                                  1996         1995

               Raw materials and parts        $  406,581   $  335,968
               Work-in-process                   814,776      863,328
               Finished goods                    127,112       96,780
                                              ----------   ----------
                                              $1,348,469   $1,296,076
                                              ==========   ==========

          Work-in-process  and  finished  goods  include  material,   labor  and
          manufacturing overhead.

     (g)  Net Income per Common and Common Equivalent Share

          Net income per common and common equivalent share was computed based on the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of dilutive outstanding stock options computed under the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented since the result would not be materially different.

     (h)  Postretirement and Postemployment Benefits

          The Company has no obligations for postretirement or postemployment benefits.

     (i)  Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  New Accounting Standards

          The Company will adopt  Statement of  Financial  Accounting  Standards
          (SFAS) No. 123, Accounting for Stock-Based Compensation, in fiscal 1997. The standard defines a fair value based method of accounting for employee stock options and other stock-based compensation. The compensation expense arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net income and earnings per share effect of the fair value based accounting can be disclosed in the financial footnotes. The Company expects to adopt the disclosure alternative.

     (k)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. The Company's accounts receivable credit risk is not concentrated within any geographic area and does not represent a significant credit risk to the Company.

          During the years ended June 30, 1996, 1995 and 1994, export sales accounted for approximately 20%, 24% and 22% of revenue, respectively. During fiscal 1995, two domestic customers accounted for 22% of revenue. No customer accounted for more than 10% of revenue in fiscal 1996 and 1994.

     (l)  Fair Value of Financial Instruments

          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 1996 and 1995. Fair values have been determined through information obtained from market sources and management estimates.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(2)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents, which are recorded at amortized cost, consist of the following at June 30:

                                                 1996         1995

          Cash                                $   24,208   $  115,337
          Money market mutual fund             4,795,421    3,469,960
          Fixed time deposit                   1,059,062    1,000,000
          Repurchase agreements                       --      676,681
                                              ----------   ----------
                                              $5,878,691   $5,261,978
                                              ==========   ==========

(3)  LINE OF CREDIT

     At June 30, 1996, the Company has available an unsecured revolving line of credit of $1,000,000 with a bank, expiring on November 30, 1996. Borrowings under the line bear interest at the borrower's option at either the bank's prime rate (8.25% at June 30, 1996) or 30-, 60-, 90- or 180-day LIBOR (5.5%
     to 5-3/16% at June 30, 1996) plus 1.75%. There were no borrowings under the line during fiscal 1996.

(4)  LONG-TERM DEBT

     Long-term debt consists of an Industrial Revenue Bond, payable in quarterly principal installments of $41,667 through April 2001. The bond bears interest at 88.6% of the prime rate (8.25% at June 30, 1996), payable quarterly through April 2001. The bond is collateralized by land and buildings.

     Maturities of long-term debt are as follows:

          Fiscal Year
          1997                               $ 166,667
          1998                                 166,667
          1999                                 166,667
          2000                                 166,667
          2001                                 166,664
                                             ---------
                  Total                      $ 833,332
                                             =========

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(5)  INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The provision for income taxes for the three years ended June 30, 1996 consists of the following:

                                        1996          1995           1994
          Current--
             Federal                $  813,000     $  775,000     $ 705,000
             State                     235,000        239,000       225,000
                                    ----------     ----------     ---------
                                     1,048,000      1,014,000       930,000
                                    ----------     ----------     ---------
          Deferred (prepaid)--
             Federal                   (22,000)       (95,000)     (177,000)
             State                      (6,000)       (29,000)      (74,000)
                                    ----------     ----------     ---------
                                       (28,000)      (124,000)     (251,000)
                                    ----------     ----------     ---------
                                    $1,020,000     $  890,000     $ 679,000
                                    ==========     ==========     =========

     The provision for income taxes for each of the three years in the period ended June 30, 1996 is reconciled to the U.S. statutory rate as follows:

                                                                      1996        1995       1994

     Provision at statutory rate                                  $  894,000    $775,000   $638,000
     Increase (decrease) in income taxes resulting from--
        State income taxes, net of federal benefit                   151,000     137,000    100,000
        Tax benefit of foreign sales corporation                     (25,000)    (22,000)        --
        Other                                                             --          --    (59,000)
                                                                  ----------    --------   --------
               Provision for income taxes                         $1,020,000    $890,000   $679,000
                                                                  ==========    ========   ========

     Under SFAS No. 109, the Company records a deferred tax asset or liability based on the enacted tax rates that are expected to be in place when any differences between the financial statement and tax bases of liabilities or assets reverse. The approximate income tax effect of each temporary difference

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(5)  INCOME TAXES (Continued)

     constituting the deferred tax asset (included in prepaid expenses and other current assets) and the deferred tax liability in the accompanying consolidated balance sheets as of June 30, 1996 and 1995 are as follows:

                                                  1996             1995
        Deferred tax assets--
           Nondeductible accruals              $ 210,000        $ 261,000
           Receivable reserves                    20,000           17,000
           Inventory reserves                    216,000          157,000
                                               ---------        ---------
                                               $ 446,000        $ 435,000
                                               =========        =========

        Deferred tax liabilities--
           Depreciation                        $(151,000)       $(149,000)
           Deferred compensation                 (13,000)         (34,000)
           Other                                 (26,000)         (24,000)
                                               ---------        ---------
                                               $(190,000)       $(207,000)
                                               =========        =========

(6)  COMMITMENTS

     SLAM conducts its operations in leased facilities under an operating lease agreement that expires in March 1999.

     Future minimum lease commitments under this operating lease are as follows:

             Fiscal Year
             1997                                   $23,000
             1998                                    23,000
             1999                                    17,000
                                                    -------
                      Total                         $63,000
                                                    =======

     The Company has the option to terminate this lease during 1997 for a termination fee of $5,000. Rent expense under the operating lease for the years ended June 30, 1996, 1995 and 1994 was approximately $23,000, $23,000 and $3,000, respectively.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(7)  STOCKHOLDERS' INVESTMENT

     (a)  Stock Split

          On September 5, 1995, the Board of Directors declared a 5-for-1 stock split, effective December 1, 1995 to stockholders of record on November 14, 1995. In addition, the par value of the Company's common stock was changed from $1.00 to $.10 per share. Stockholders' investment has been restated to give retroactive recognition to both the stock split and change in par value.

     (b)  Stock Option Plan

          The Company has an incentive stock option plan under which key employees may be granted options to purchase common stock at not less than fair market value at the date of grant. Options are exercisable as determined by the compensation committee of the Board of Directors and expire no later than 10 years form the date of grant.

          No accounting recognition is given to incentive stock options until they are exercised, at which time the par value is credited to the common stock account, and the difference between the proceeds received and the par value is credited to the capital in excess of the par value account. An employee may exercise an outstanding stock option by delivering to the Company shares of common stock previously acquired by the employee rather than paying cash. The number of shares that the employee must surrender to the Company is equal to the aggregate exercise price of the stock options divided by the fair market value of the Company's common stock on the exercise date.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(7)  STOCKHOLDERS' INVESTMENT (Continued)

     (b)  Stock Option Plan (Continued)

          The following table summarizes incentive stock option activity for the three years ended June 30, 1996:

                                                                   Price Range
                                                        Shares      per Share

              Options outstanding, June 30, 1993       111,500   $ 2.55-$ 2.90
                 Exercised                             (24,000)    2.55-  2.90
                 Expired                               (14,500)       2.65
                                                       -------   -------------

              Options outstanding, June 30, 1994        73,000     2.55-  2.90
                 Exercised                             (33,000)    2.55-  2.90
                 Expired                                (5,000)       2.90
                                                       -------   -------------

              Options outstanding, June 30, 1995        35,000     2.55-  2.90
                 Granted                               101,500    19.78- 21.75
                 Exercised                             (25,000)       2.90
                                                       -------   -------------

              Options outstanding, June 30, 1996       111,500   $ 2.55-$21.75
                                                       =======   =============

              Options exercisable, June 30, 1996        43,835   $ 2.55-$21.75
                                                       =======   =============

          At June 30, 1996,  250,000  shares of common  stock were  reserved for
          issuance   under  the  plan,  of  which  138,500  were  available  for additional grants.

     (c)  Director Stock Option Plan

          The Company has a Director Stock Option Plan (the Plan), the purpose of which is to attract and retain highly qualified nonemployee directors and to encourage their ownership of common stock. The Plan automatically provides for the annual grant of options to purchase 1,000 shares of common stock to each director who is serving on the Board at the time of such grant and who is not also an employee of the Company or any subsidiary. The exercise price of the options was equal to 80% of the fair market value of the shares on the date of the grant. During fiscal 1996, the Plan was amended to provide for the annual automatic grant of 2,500 shares of the Company's common stock to each eligible director at an exercise price equal to 100% of the fair market value of the shares on the date of grant.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(7)  STOCKHOLDERS' INVESTMENT (Continued)

     (c)  Director Stock Option Plan (Continued)

          The following table summarizes director's stock option activity for the three years ended June 30, 1996:

                                                                 Price Range
                                                       Shares     per Share

              Options outstanding, June 30, 1993       3,000        $4.04
                 Granted                               3,000         4.56
                 Exercised                            (1,000)        4.04
                                                      ------   -------------

              Options outstanding, June 30, 1994       5,000     4.04-  4.56
                 Granted                               3,000         8.08
                 Exercised                            (4,000)    4.04-  8.08
                                                      ------   -------------

              Options outstanding, June 30, 1995       4,000     4.04-  8.08
                 Granted                              10,000        20.00
                 Exercised                            (3,000)    4.04-  8.08
                                                      ------   -------------

              Options outstanding, June 30, 1996      11,000   $ 8.08-$20.00
                                                      ------   =============

              Options exercisable, June 30, 1996      11,000   $ 8.08-$20.00
                                                      ======   =============

          At June 30, 1996, 47,000 shares of common stock were reserved for issuance under the Plan, of which 36,000 shares were available for additional grants.

     (d)  Deferred Compensation

          During 1992, the Company issued 50,000 shares of its common stock to an officer as additional compensation. The stock is subject to forfeiture by the officer under certain conditions. However, the forfeiture restriction lapses in February 2002. At the discretion of the Company's Board of Directors, the forfeiture restriction on 10,000 shares may be lapsed each year if the officer achieves certain predefined goals. The Company recorded deferred compensation equal to the fair market value of the stock on the date of the grant and has been amortizing the cost over five years, which is the anticipated vesting period of the stock. During each of fiscal 1996, 1995 and 1994, the Board of Directors approved the lapse of restrictions on 10,000 shares in accordance with this agreement. During each of 1996, 1995 and 1994, approximately $54,000 was charged to operations as compensation expense.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(7)  STOCKHOLDERS' INVESTMENT (Continued)

     (d)  Deferred Compensation (Continued)

          In connection with the stock grant, the Company made certain loans to the officer. The loans are evidenced by interest-free notes receivable, payable in five equal annual installments beginning in December 1993. Interest is imputed on the notes at the appropriate Internal Revenue Service rate and included in compensation to the officer.

     (e)  Put-and-Call Agreement

          The Company has a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors providing that, in the event of the relative's death prior to August 31, 1998, the relative's estate could require the Company to acquire all of the relative's Company common stock (65,000 shares as of June 30, 1996) at the average market value, as defined, if the Company has achieved certain defined financial results. The Company also has the option to require the relative's estate to sell to the Company all of the relative's stock at the average market value, as defined, in the event of the relative's death prior to August 31, 1998.

(8)  BONUS AND PROFIT-SHARING PLANS

     (a)  Bonus Plan

          The Company maintains a discretionary executive bonus plan that is based on a formula established by the Board of Directors. Expenses charged to operations under this plan were approximately $136,000, $208,000 and $254,000 in 1996, 1995 and 1994, respectively.

     (b)  Employee Profit-Sharing Plan

          The Company has a profit-sharing plan in which each qualified employee, as defined, becomes eligible to receive benefits to the extent of his or her vested interests upon retirement or other termination of employment. Contributions to the plan are determined by the Board of Directors. The Company provided approximately $173,000, $199,000 and $220,000 for this plan in 1996, 1995 and 1994, respectively.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(9)  CONSULTING AND NONCOMPETE AGREEMENTS

     During 1993, the Company entered into a consulting agreement with a former officer/stockholder of the Company. Under the terms of the agreement, the former officer/stockholder provided consulting services to the Company for a three-year period, ending in December 1995. The Company incurred $57,000, $122,000 and $146,000 in consulting expense under this agreement during the years ended June 30, 1996, 1995 and 1994, respectively.

     During 1994, the Company entered into a noncompete agreement with its founder and former chairman of the Board of Directors. Under the terms of the noncompete agreement, the former chairman agreed not to compete with the Company directly or indirectly through August 1998. The Company incurred $80,000, $80,000 and $67,000 in expense under this agreement during the years ended June 30, 1996, 1995 and 1994, respectively. The Company's future commitment under the noncompete agreement will be as follows:

                Fiscal Year
                1997                     $ 80,000
                1998                       80,000
                1999                       13,000
                                         --------
                                         $173,000
                                         ========

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents a summary of quarterly results of operations for the years ended June 30, 1996 and 1995.

                                                                      1996
                                              First          Second           Third          Fourth
                                             Quarter        Quarter          Quarter         Quarter

Net sales and contract revenues            $2,216,056      $2,680,312      $2,089,982      $2,782,459
Gross profit                                  938,782       1,178,416       1,098,717       1,468,205
Net income                                    183,090         351,459         415,330         659,612
Net income per common and common
   equivalent share                        $      .16      $      .30      $      .36      $      .56

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Continued)


(10)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

                                                                      1995
                                              First          Second           Third          Fourth
                                             Quarter        Quarter          Quarter         Quarter

Net sales and contract revenues            $1,493,154      $2,273,759      $2,816,498      $2,570,648
Gross profit                                  796,139       1,114,277       1,420,517       1,228,744
Net income                                    114,310         274,181         401,803         598,646
Net income per common and common
        equivalent share                    $     .10      $      .24      $      .35      $      .51