Form 10-Q
period 1996-09-28
SAGE LABORATORIES INC
filed 1996-11-12
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 28, 1996           Commission File Number 1-7054


                             SAGE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)


         MASSACHUSETTS                                       04-2179082
        (State or other jurisdictionof                 (I.R.S. Employer
        incorporation or organization            Identification number)


         11 Huron Drive, Natick Massachusetts                     01760
       Address of principal executive offices)               (Zip Code)


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


        Yes    X                                         No_________



On September 28, 1996, the Company had outstanding 1,161,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

Item I - Financial Statements


 A.  Statements of Income
                                                       For the Three Months Ended
                                                   Sept. 28, 1996     Sept. 30, 1995
                                                   --------------     --------------
 NET SALES AND CONTRACT REVENUES                     $ 1,864,089       $ 2,216,056

 COST OF SALES AND CONTRACT COSTS                      1,092,571         1,208,225
 ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS            18,204            69,049
                                                     -----------       -----------

    Gross profit                                         753,314           938,782

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            535,876           686,303
                                                     -----------       -----------

    Operating income                                     217,438           252,479

 INTEREST INCOME                                          72,640            78,423


 INTEREST EXPENSE                                        (14,788) )        (18,986)

 INCOME ON RENTAL PROPERTY
                                                          12,277             7,174
                                                     -----------       -----------

    Income before provision for income taxes             287,567           319,090

 PROVISION FOR INCOME TAXES:
  Federal                                                 87,000           100,000
  State                                                   32,000            36,000


                                                     ===========       ===========
    Net income                                       $   168,567       $   183,090
                                                     ===========       ===========

 NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE
                                                     $      0.14       $      0.16
                                                     ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                         1,171,104         1,166,650
                                                     ===========       ===========

DIVIDENDS PAID
                                                     $   116,127       $   115,827
                                                     ===========       ===========

              The accompanying notes are an integral part of these
                        consolidated financialstatements.


                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 28, 1996 AND JUNE 30, 1996


                                             ASSETS                                               Sept. 28, 1996       June 30, 1996
                                                                                                  --------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $ 5,595,532         $ 5,878,691
   Accounts receivable, net of reserve of approximately
     $53,000 at Sept.28, 1996 and $45,000 at June 30, 1996                                             1,749,167           1,993,452
   Inventories                                                                                         1,480,419           1,348,469
   Prepaid expenses and other current assets                                                             490,608             485,405
                                                                                                     -----------         -----------
                            Total current assets                                                       9,315,726           9,706,017
                                                                                                     -----------         -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, building and improvements                                                                     3,989,760           3,989,760
   Machinery and laboratory equipment                                                                  2,046,161           1,753,072
   Furniture, fixtures and motor vehicles                                                                680,246             664,894
                                                                                                     -----------         -----------
                                                                                                       6,716,167           6,407,726
   Less--Accumulated depreciation and amortization                                                     3,451,098           3,302,607
                                                                                                     -----------         -----------
                                                                                                       3,265,069           3,105,119
                                                                                                     -----------         -----------

OTHER ASSETS:
   Notes receivable from an officer/stockholder                                                           55,043              55,043
   Other assets                                                                                          221,219             161,536
                                                                                                     -----------         -----------
                            Total other assets                                                           276,262             216,579
                                                                                                     -----------         -----------
                                                                                                     $12,857,057         $13,027,715
                                                                                                     ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                              $   166,667         $   166,667
   Accounts payable                                                                                      589,927             394,221
   Accrued expenses-
     Compensation                                                                                        424,453             762,025
     Commissions                                                                                         118,397             136,364
     Taxes other than federal income taxes                                                                11,014              85,259
     Federal income taxes                                                                                121,827             261,827
     Other                                                                                               447,222             268,191
                                                                                                     -----------         -----------
                            Total current liabilities                                                  1,879,507           2,074,554
                                                                                                     -----------         -----------

LONG TERM DEBT,  NET OF CURRENT MATURITIES                                                               625,000             666,665
                                                                                                     -----------         -----------

DEFERRED INCOME TAXES                                                                                    190,000             190,000
                                                                                                     -----------         -----------

STOCKHOLDERS' INVESTMENT
   Common stock, $.10 par value--
     Authorized--10,000,000 shares
     Issued--2,678,480 shares at Sept. 28, 1996 and
     June 30, 1996                                                                                       267,848             267,848
   Capital in excess of par value                                                                      2,030,182           2,030,182
   Retained earnings                                                                                  13,329,249          13,276,809
                                                                                                     -----------         -----------
                                                                                                      15,627,279          15,574,839
     Less--
        Cost of 1,517,215 shares of treasury stock at
        September 28, 1996 and June 30, 1996                                                           5,448,988           5,448,988
     Deferred Compensation                                                                                15,741              29,355
                                                                                                     -----------         -----------
                                  Total stockholders' investment                                      10,162,550          10,096,496
                                                                                                     ===========         ===========
                                                                                                     $12,857,057         $13,027,715
                                                                                                     ===========         ===========

              The accompanying notes are an integral part of these
                        consolidated financialstatements
 .

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Three Months Ended
                                                                                                  Sept.28,1996          Sept.30,1995
                                                                                                 -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $   168,567          $   183,090
   Adjustments to reconcile net income to net cash
   provided by operating activities--
Depreciation and Amortization                                                                          155,991              148,590
Notes receivable from an officer/stockholder                                                              --                 12,178
     Amortization of deferred compensation                                                              13,614               13,614
     Changes in assets and liabilities--
        Accounts receivable                                                                            244,285             (367,901)
        Inventories                                                                                   (131,950)              90,675
        Prepaid expenses and other current assets                                                       (5,203)              23,855
        Accounts payable                                                                               195,706              (34,691)
        Accrued expenses                                                                              (390,753)            (320,915)
                                                                                                   -----------          -----------
                        Net cash provided by (used in) operating activities                            250,257             (251,505)
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                                                    (308,441)             (72,828)
   Increase in other assets                                                                            (67,183)              (3,523)
                                                                                                   -----------          -----------
                        Net cash used in investing activities                                         (375,624)             (76,351)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                                              --                 72,500
   Purchase of treasury stock                                                                             --                (28,910)
   Payments of dividend                                                                               (116,127)            (115,827)
   Payments on long-term debt                                                                          (41,665)             (41,666)
                                                                                                   -----------          -----------
                        Net cash used in financing activities                                         (157,792)            (113,903)
                                                                                                   -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                             (283,159)            (441,759)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       5,878,691            5,261,978
                                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 5,595,532          $ 4,820,219
                                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for--
     Interest                                                                                      $    14,788          $    18,986
     Income taxes                                                                                      448,000              350,000
                                                                                                   ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996



(1)    Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three month period ended September 28, 1996, are not necessarily indicative of results to be expected for the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)     Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:



                                                      Sept.28,         June 30,
                                                       1996             1996
                                                       ----             ----


Raw materials and parts                            $  420,718         $  406,581

Work-in-process                                       962,250            814,776

Finished goods                                         97,451            127,112
                                                   ----------         ----------
                                                   $1,480,419         $1,348,469
                                                   ==========         ==========


Work-in-process and finished goods include material, labor and manufacturing overhead.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 1996
                                   (CONTINUED)



D. Management's Discussion and Analysis

For the three months ended September 28, 1996, the Company realized net income of approximately $169,000, or $.14 per share, on sales of $1,864,000. This compares with net income of approximately $183,000, or $.16 per share, on sales of $2,216,000 for the same period a year ago.

Total net sales for the three months ended September 28, 1996, decreased by approximately $352,000, or 16%, compared to the same period a year ago. Sage Laboratories Active Microwave, Inc. (SLAM) recorded sales of $155,000 for the quarter, as compared with $35,000 for the same period a year ago. The decrease in total net sales is due to reduced orders received during the first quarter of fiscal 1997 for catalog items and adaptable or reorderable items. During the first three months of fiscal 1997, total orders received were approximately $1,775,000, including $206,000 for SLAM. This compares to $2,558,000, including $348,000 for SLAM, for the same period a year ago. The Company's backlog at the end of the quarter was $4,539,000, including $314,000 for SLAM, a decrease of $555,000, or 11%, from the previous year.

Gross profit as a percentage of sales was approximately 40% for the three months ended September 28, 1996, as compared to approximately 42% for the same period a year ago. The decrease in gross margin was primarily attributable to a sales mix shift which resulted in a higher percentage of sales occurring in lower margin products. This was partially offset by improvement in the gross profit for SLAM of approximately $18,000 and a reduction in research and development costs of approximately $51,000.

Selling, General and Administrative expenses (S G & A) as a percentage of sales was 29% for the quarter ended September 28, 1996, as compared to 31% for the same period a year ago. In absolute dollars, S.G.& A expense decreased by approximately $150,000 from the same period a year ago. This decrease was primarily attributable to a decrease in G & A expenses of approximately $135,000 relating to decreases in salaries and related items, a reduction in fees associated with the consulting agreement with the company's former chairman, and a decrease in marketing expenses of approximately $21,000 offset by higher commissions expense of $5,000.

Interest income for the three months ended September 28, 1996 decreased by approximately $6,000 from the same period a year ago. This decrease is attributable to lower interest rates being earned on certain investments.

Interest   expense  for  the  period  ended  September  28,  1996  decreased  by approximately $4,000. This was attributable to a decrease in principal on outstanding obligations.

The Company's rental property, reported a profit of $12,000, as compared to a profit of $7,000 for the same period a year ago. All of the Company's rental property was fully leased during the three months ended September 28, 1996.

The Company's net book value of property held for rent (including renovations) at September 28, 1996 and September 30, 1995 is as follows:

                                                1996            1995
                                                ----            ----
3 Huron Drive (old  facility)                $ 481,814      $  559,612
11 Huron  Drive (rented portion)               263,448*        595,766
                                             ---------      ----------
                 Total                       $ 745,262      $1,155,378
                                             =========      ==========

*Change due to the Company occupying additional space for its commercial switch and high reliability product lines.

Federal and state income taxes for the three months ended September 28, 1996, and September 30, 1995 were provided for at their respective statutory rates.

Liquidity and Capital Resources

For the three months ended September 28, 1996 operating activities generated cash of $250,000, as compared to a use of cash of $252,000 for the three months ended September 30, 1995. Cash used in investing activities amounted to $376,000 and $76,000 respectively, while cash used for financing activities was $158,000 and $114,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

Although the Company has a $1,000,000 bank line of credit, the Company does not presently anticipate a need to use the line.

The Company anticipates that capital expenditures for fiscal year 1997 will be approximately $700,000. Accordingly, no outside funding will be required.


PART II. OTHER INFORMATION

Item  1.   Legal Proceedings                                                None
      2.   Changes in Securities:                                           None
      3.   Defaults upon Senior Securities:                                 None
      4.   Submission of Matters to a Vote of Security Holders:             None
      5.   Other Information:                                               None
      6.   Exhibits and Reports on Form 8-K:                                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 12, 1996                SAGE LABORATORIES, INC. AND SUBSIDIARIES





                                  /s/ Carl A. Marguerite
                                  ------------------------------------
                                   (principal executive officer,
                                   principal financial officer)