Form 10-Q
period 1996-12-28
SAGE LABORATORIES INC
filed 1997-02-07
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 28, 1996            Commission File Number 1-7054


                             SAGE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                                     04-2179082
(State or other jurisdiction of                       (I.R.S.  Employer
 incorporation or organization)                       Identification number)


 11 Huron Drive, Natick Massachusetts                       01760
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code (508)653-0844


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes_X_                            No___


On December 28, 1996, the Company had outstanding 1,161,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

Item 1 - Financial Statements

A.  Income Information:
                                                          For the Three Months Ended     For the Six  Months Ended
                                                            Dec. 28,        Dec. 30,      Dec. 28,        Dec. 3O,
                                                             1996             1995          1996           1995
                                                             ----             ----          ----           ----
NET SALES AND CONTRACT REVENUES                           $ 2,702,379    $ 2,680,312    $ 4,566,469    $ 4,896,368

COST OF SALES AND CONTRACT COSTS                            1,360,222      1,441,878      2,452,794      2,650,103
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                  89,446         60,018        107,650        129,067
                                                          -----------    -----------    -----------    -----------
                                                            1,449,668      1,501,896      2,560,444      2,779,170
                                                          -----------    -----------    -----------    -----------

         Gross profit                                       1,252,711      1,178,416      2,006,025      2,117,198


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  721,107        645,111      1,256,983      1,331,414
                                                           -----------    -----------    -----------    -----------

         Operating income                                     531,604        533,305        749,042        785,784

INTEREST INCOME                                                68,024         72,492        140,664        150,915

INTEREST EXPENSE                                              (14,489)       (18,129)       (29,278)       (37,115)

INCOME ON RENTAL PROPERTY                                      14,474          8,791         26,572         15,965
                                                          -----------    -----------    -----------    -----------

         Income before provision for income taxes             599,613        596,459        887,180        915,549

PROVISION FOR INCOME TAXES:
   Federal                                                    185,000        185,000        272,000        285,000
   State                                                       56,000         60,000         88,000         96,000
                                                          -----------    -----------    -----------    -----------

         Net income                                       $   358,613    $   351,459    $   527,180    $   534,549
                                                          ===========    ===========    ===========    ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE         $       .30    $       .30    $       .45    $       .46
                                                          ===========    ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING                                          1,191,674      1,168,481      1,181,389      1,167,565
                                                          ===========    ===========    ===========    ===========

DIVIDENDS PAID                                            $      --      $      --      $   116,127    $   115,827
                                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                       DECEMBER 28, 1996 AND JUNE 30, 1996
                                   (Unaudited)

                                                             December 28,     June 30,
                       ASSETS                                   1996           1996
                                                                ----           ----
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 5,338,962   $ 5,878,691
   Accounts receivable, net of reserves of
   approximately
     $56,000 at Dec. 28, 1996 and $45,000 at June 30, 1996     2,132,543     1,993,452
   Inventories                                                 1,584,527     1,348,469
   Prepaid expenses and other current assets                     497,743       485,405
         Total current assets                                -----------   -----------
                                                               9,553,775     9,706,017
PROPERTY, PLANT AND EQUIPMENT, AT COST:                      -----------   -----------

   Land, buildings and improvements                            4,191,082     3,989,760
   Machinery and laboratory equipment                          1,789,002     1,753,072
   Furniture, fixtures and motor vehicles                        799,436       664,894
                                                             -----------   -----------
                                                               6,779,520     6,407,726
   Less--Accumulated depreciation and amortization             3,599,389     3,302,607
                                                             -----------   -----------
                                                               3,180,131     3,105,119
                                                             -----------   -----------
OTHER ASSETS:
   Notes receivable from an officer/stockholder                   42,866        55,043
   Other assets                                                  213,719       161,536
                                                             -----------   -----------
         Total other assets                                      256,585       216,579
                                                             -----------   -----------
                                                             $12,990,491   $13,027,715
                                                             ===========   ===========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
 CURRENT LIABILITIES:
   Current maturities of long-term debt                      $   166,667   $   166,667
   Accounts payable                                              370,568       394,221
   Accrued expenses--
     Compensation                                                563,305       762,025
     Commissions                                                 141,606       136,364
     Taxes other than federal income taxes                        19,570        85,259
     Federal income taxes                                        116,827       261,827
     Other                                                       303,839       268,191
                                                             -----------   -----------
           Total current liabilities                           1,682,382     2,074,554
                                                             -----------   -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        583,333       666,665
                                                             ===========   ===========

DEFERRED INCOME TAXES                                            190,000       190,000
                                                             -----------   -----------

STOCKHOLDERS' INVESTMENT:
   Common stock, $.01 par value--
     Authorized--10,000,000 shares
     Issued--2,678,480 shares at Dec 28, 1996 and
        at June 30, 1996                                         267,848       267,848
   Capital in excess of par value                              2,030,182     2,030,182
   Retained earnings                                          13,687,861    13,276,809
                                                             -----------   -----------
                                                              15,985,891    15,574,839
       Less--
       Cost of 1,517,215 shares of treasury stock
       at Dec. 28, 1996 and at June 30, 1996                   5,448,988     5,448,988
     Deferred compensation                                         2,127        29,355
                                                             -----------   -----------
         Total stockholders' investment                       10,534,776    10,096,496
                                                             -----------   -----------
                                                             $12,990,491   $13,027,715
                                                             ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         December 28,     December 30
                                                             1996            1995
                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   527,180    $   534,549
   Adjustments to reconcile net income to net cash
   provided by operating activities--
     Depreciation and amortization                          311,781        297,180
     Notes receivable from an officer/stockholder            12,177         12,177
     Amortization of deferred compensation                   27,228         27,228
     Changes in assets and liabilities--
       Accounts receivable                                 (139,091)      (412,446)
       Inventories                                         (236,057)       237,972
       Prepaid expenses and other current assets            (12,338)        56,865
       Accounts payable                                     (23,653)        48,590
       Accrued expenses                                    (368,519)      (289,825)
                                                        -----------    -----------

           Net cash provided by  operating activities        98,707        512,290
                                                        ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net         (371,794)      (221,334)
   Increase in other assets                                 (67,183)       (20,853)
                                                        -----------    -----------

           Net cash used in investing activities           (438,977)      (242,187)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                   --           72,500
   Purchase of treasury stock                                  --          (28,910)
   Payment of cash dividend                                (116,127)      (115,827)
   Payments on long-term debt                               (83,332)       (83,332)
                                                        -----------    -----------

           Net cash used in financing activities           (199,459)      (155,569)
                                                        ===========    ===========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (539,729)       114,534

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            5,878,691      5,261,978
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 5,338,962    $ 5,376,512
                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                           $    29,273    $    37,115
     Income taxes                                           583,000        555,000
                                                        ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996


(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six month periods ended December 28, 1996, are not necessarily indicative of results to be expected for the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

(2)  Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                         December 28,   June 30,
                                            1996          1996
                                            ----          ----

               Raw materials and parts   $  544,121   $  406,581

               Work-in-process              939,771      814,776

               Finished goods               100,635      127,112
                                         ----------   ----------

                                         $1,584,527   $1,348,469
                                         ==========   ==========

     Work-in-process   and   finished   goods   include   material,   labor  and
manufacturing overhead.

(3)  Line of Credit

     At December 28, 1996, the Company has available an unsecured revolving line of credit of $2,000,000 with a bank, expiring on November 30, 1997. Borrowings under the line bear interest at the borrower's option at either the bank's prime rate (8.25% at December 28, 1996), or 30-, 60-, 90-, or 180-day LIBOR (5.6% to
5.7% at December 28, 1996), plus 1.75%. There were no borrowings under the line as of December 28, 1996.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996
                                   (Continued)

(4)  Stockholders' Investment

     (a) Stock Option Plan

     The Company has an incentive stock option plan under which key employees may be granted options to purchase common stock at not less than fair market value of the common stock on the date of grant. Options are exercisable as determined by the compensation committee of the Board of Directors and expire no later than 10 years from the date of grant.

     No accounting recognition is given to incentive stock options until they are exercised, at which time the par value is credited to the common stock account and the difference between the proceeds received and the par value is credited to the capital in excess of par value account. An employee may exercise an outstanding stock option by delivering to the Company shares of common stock previously acquired by the employee, rather than paying cash. The number of shares the employee must surrender to the Company is equal to the aggregate exercise price of the stock options divided by the fair market value of the Company's common stock on the exercise date.

     At the November 12, 1996 annual meeting, it was voted to add 250,000 shares to the Company's Stock Option Plan, so that a total of 288,500 shares would be reserved for the grant of options under the plan.

     The following table summarizes stock option activity for the six months ended December 28, 1996:

                                              Shares              Price Range
                                              ------              -----------
                                                                   Per Share
                                                                   ---------

Options outstanding June 30, 1996            111,500              $ 2.55-$21.75

Options granted                              168,100              $12.75-$15.00
                                             -------              -------------
Options outstanding December 28, 1996        279,600              $ 2.55-$21.75
                                             -------              -------------
Options exercisable December 28 1996         116,593              $ 2.55-$21.75
                                             -------              -------------
     At December 28, 1996, 500,000 shares of common stock were reserved for issuance under the plan, of which 220,400 were available for additional grants.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1996

                                   (Continued)

(4)  Stockholders' Investment (Continued)

     (b)  Director Stock Option Plan

     The Company has a Director Stock Option Plan (the "Plan"), the purpose of which is to attract and retain highly qualified non-employee directors and to encourage their ownership of common stock. The plan automatically provides for the annual grant of options to purchase 1,000 shares of common stock to each director who is serving on the board at the time of such grant and who is not also an employee of the Company or any subsidiary. The Plan provides for the annual automatic grant of 2,500 shares of the Company's common stock to each eligible director at an exercise price equal to 100% of the fair market value of the shares on the date of the grant.

     The following table summarizes directors' stock option activity for the six months ended December 28, 1996:


                                                  Shares          Price Range
                                                  ------          -----------
                                                                   Per Share
                                                                   ---------

  Options outstanding June 30, 1996               11,000          $8.08-$20.00

  Options granted                                  7,500          $      13.25

  Options outstanding December 28, 1996           18,500          $8.08-$20.00
                                                  ------          ------------
  Options  exercisable December 28, 1996          18,500          $8.08-$20.00
                                                  ------          ------------

      At December 28, 1996, 47,000 shares of common stock were reserved for issuance under the Plan, of which 28,500 shares were available for additional grants.

D. Management's Discussion and Analysis of Quarterly Income Statements

For the three months ended December 28,1996, the Company realized net income of approximately $359,000, or $.30 per share, on sales of $2,702,000. This compares with net income of approximately $351,000, or $.30 per share, on sales of $2,680,000 for the same period a year ago.

Net income was negatively impacted in the second quarter of fiscal 1997 by an operating loss of approximately $53,000, or $.05 per share, from the Company's wholly-owned subsidiary, Sage Laboratories Active Microwave, Inc. (SLAM). This compares with a negative impact of approximately $59,000, or $.05 per share, for the same period a year ago.

Net sales for the three months ended December 28, 1996, increased by approximately $22,000, or 1% over the previous year. SLAM recorded sales of approximately $158,000 for the quarter, as compared with $84,000 for the same period a year ago. The increase in sales is attributable to increased sales at SLAM. Sage Laboratories, Inc. sales declined by $52,000, or 2%, as compared with the same period a year ago. The sales decrease is primarily attributable to sales volume changes among certain customers. Orders received in the second quarter totaled approximately $2,172,000, including $138,000 from SLAM. This compares to $2,642,000, including $64,000 from SLAM for the same period a year ago. The decline in orders of approximately $470,000 for the quarter is primarily attributable to order delays received from customers as well as programs no longer in production. The Company's backlog at the end of the quarter was $4,044,000, including $298,000 from SLAM. This compares to $4,988,000, including $357,000 from SLAM for the previous year.

Gross profit as a percentage of sales was 46% for the quarter ended December 28, 1996, as compared to 44% for the same period a year ago. The increase in gross profit is primarily attributable to improved cost performance on certain engineering programs.

Selling, General and Administrative expense (S G & A) increased by approximately $76,000. As a percentage of sales, S G & A increased to approximately 27% for the second quarter, as compared to 24% for the same period a year ago. The increase is primarily attributable to increased salaries and related items of $55,000, commission expense of $21,000, supplies & services expense of $21,000 and marketing expense of $7,000. These increases were partially offset by a reduction in fees associated with the consulting agreement with the Company's former chairman of $28,000.

Interest income for the three months ended December 28, 1996 decreased by approximately $4,000 from the same period a year ago. This decrease is due to a lower average cash position and to lower interest rates being paid.

Interest expense for the three months ended December 28, 1996 decreased by approximately $4,000 due to a decrease in outstanding principal.

The Company generated a profit of approximately $14,000 from its rental property, as compared to $9,000 for the same period a year ago. The Company's rental property is fully occupied.

The Company's net book value of property held for rent (including renovations) at December 28, 1996, and December 30, 1995, is as follows:


                                             1996       1995
                                             ----       ----

3 Huron Drive (old facility)               $462,314   $540,112

11 Huron Drive (rented portion)            $259,822   $289,239
                                           --------   --------

                Total                      $722,136   $829,351
                                           ========   ========


Federal and State income taxes for the three months ended December 28, 1996 and December 30, 1995, were provided for at their respective statutory rates.

Six Months Ended December 28, 1996 and December 30, 1995
--------------------------------------------------------

For the six months ended December 28, 1996, the Company realized net income of $527,000, or $.45 per share, on sales of $4,566,000. This compared with net income of $535,000, or $.46 per share, on sales of $4,896,000 for the same period a year ago.

Net income for the six months ended December 28, 1996, was negatively impacted by a loss of approximately $93,000, or $.07 per share, from SLAM. This compares with a negative impact of approximately $139,000, or $.12 per share, for the same period a year ago.

Net sales for the six months ended December 28, 1996, decreased by $330,000 from the previous year. SLAM recorded sales of $313,000 for the six months ended December 28, 1996, compared to $118,000 for the same period a year ago. The decrease in total sales is due to changes in product requirements for certain large customers. Total orders received were $4,017,000 (including $343,000 from SLAM) for the first six months of fiscal 1997, as compared to $5,200,000 (including $412,000) from SLAM) for the same period a year ago.

Gross profit as a percentage of sales was approximately 44% for the six months ended December 28, 1996 as compared to approximately 43% for the same period a year ago. The increase in gross profit is primarily attributable to higher margins earned on certain engineering programs and a reduced negative gross profit attributable to SLAM. For the six months ended December 28, 1996, negative gross profit at SLAM was $93,000 as compared to $139,000 for the same period a year ago.

S G & A expenses decreased by approximately $74,000 from the same period a year ago. The decrease is primarily due to a reduction in fees associated with the consulting agreement with the Company's former chairman of $55,000, reduced salary and related items of $31,000, reduced consulting expense of $20,000, and lower sales and marketing expense of $7,000. These decreases were partially offset by increases in commission expense of $26,000 and higher supplies and services expense of $13,000.

Interest income for the six months ended December 28, 1996 decreased by approximately $10,000 from the same period a year ago. This decrease is due to a lower average cash position.

The Company recorded a profit of approximately $27,000 from rental property for the six months ended December 28, 1996 as compared to a profit of $16,000 for the same period a year ago.

Federal and State income taxes for the six months ended December 28, 1996 and December 30, 1995, were provided for at their respective statutory rates.

Liquidity and Capital Resources

For the six months ended December 28, 1996, operating activities generated cash of $99,000, a decrease of $413,000 from the six months ended December 30, 1995. Cash used in investing activities amounted to $439,000 and $242,000, respectively, while cash used for financing activities was $199,000 and $156,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt related to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

Although the Company has a $2,000,000 bank line of credit, the Company does not presently anticipate a need to use the line.

The Company anticipates that capital expenditures for fiscal year 1997 will be approximately $700,000. Accordingly, no outside funding will be required.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:                        None
        2. Changes in Securities:                 None
        3. Defaults upon Senior Securities:       None
        4. Submission of Matters to a Vote of Security Holders:
                At the Annual Meeting of Stockholders held on November 12, 1996, the following matter was submitted to votes of the stockholders:
                Amendment to the Corporation's 1987 Employee Stock Option Plan so as to increase the pool of shares allocated to the plan by adding 250,000 shares (683,476 shares voted in favor of the amendment and 28,695 against).
        5. Other Information:                     None
        6. Exhibits and Reports on Form 8-K:      None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 1997

                                SAGE LABORATORIES, INC. AND SUBSIDIARIES



                                 /s/ Carl A. Marguerite
                                ----------------------------------
                               (Principal executive officer;
                                principal financial officer)