Form 10-Q
period 1997-03-29
SAGE LABORATORIES INC
filed 1997-05-09
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 29, 1997               Commission File Number 1-7054


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


  Yes__X__                                                      No________


On March 29, 1997, the Company had outstanding 1,161,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                   (UNAUDITED)

Item 1 - Financial Statements

A. Income Information:

                                                                       For the Three Months Ended         For the Nine Months Ended
                                                                        Mar. 29,         Mar. 30,         Mar. 29,         Mar. 30,
                                                                         1997             1996             1997             1996
                                                                         ----             ----             ----             ----

NET SALES AND CONTRACT REVENUES                                      $ 2,177,710      $ 2,089,982      $ 6,744,179      $ 6,986,350

COST OF SALES AND CONTRACT COSTS                                       1,377,219          924,401        3,830,015        3,574,504

ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                             91,590           66,864          199,241          195,931
                                                                     -----------      -----------      -----------      -----------
                                                                       1,468,809          991,265        4,029,256        3,770,435
                                                                     -----------      -----------      -----------      -----------

     Gross profit                                                        708,901        1,098,717        2,714,923        3,215,915

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             682,410          569,286        1,939,396        1,900,700
                                                                     -----------      -----------      -----------      -----------

     Operating income                                                     26,491          529,431          775,527        1,315,215

INTEREST INCOME                                                           64,664           76,694          205,327          227,609

INTEREST EXPENSE                                                         (13,759)         (16,334)         (43,037)         (53,449)

INCOME ON RENTAL PROPERTY                                                 16,218           11,539           42,970           27,504
                                                                     -----------      -----------      -----------      -----------

     Income before provision for income taxes                             93,614          601,330          980,787        1,516,879

PROVISION/(BENEFIT) FOR INCOME TAXES:
   Federal                                                                (5,000)         135,000          267,000          420,000
   State                                                                  11,000           51,000           99,000          147,000
                                                                     -----------      -----------      -----------      -----------

     Net income                                                      $    87,614      $   415,330      $   614,787      $   949,879
                                                                     ===========      ===========      ===========      ===========

NET INCOME PER COMMON AND COMMON
 EQUIVALENT SHARE                                                    $       .07      $       .36      $       .52      $       .81
                                                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                                   1,176,788        1,169,482        1,172,927        1,168,802
                                                                     ===========      ===========      ===========      ===========

DIVIDENDS PAID                                                       $       --       $       --       $   116,127      $   115,827
                                                                     ===========      ===========      ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                        MARCH 29, 1997 AND JUNE 30, 1996
                                   (Unaudited)

                                                         Mar. 29,      June 30,
                       ASSETS                              1997           1996
                                                       -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $ 5,389,111   $ 5,878,691
   Accounts receivable, net of reserve of
     approximately $59,300 at Mar. 29, 1997
     and $50,000 at June 30, 1996                        1,715,417     1,993,452
   Inventories                                           1,651,134     1,348,469
   Prepaid expenses and other current assets               685,719       485,405
                                                       -----------   -----------
         Total current assets                            9,441,381     9,706,017
                                                       -----------   -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, buildings and improvements                      4,191,088     3,989,760
   Machinery and laboratory equipment                    2,051,766     1,753,072
   Furniture, fixtures and motor vehicles                  820,493       664,894
                                                       -----------   -----------
                                                         7,063,347     6,407,726
   Less--Accumulated depreciation and amortization       3,747,678     3,302,607
                                                       -----------   -----------
                                                         3,315,669     3,105,119
                                                       -----------   -----------
OTHER ASSETS:
   Notes receivable from an officer/stockholder             23,047        55,043
   Other assets                                            157,148       161,536
                                                       -----------   -----------
         Total other assets                                180,195       216,579
                                                       -----------   -----------
                                                       $12,937,245   $13,027,715
                                                       ===========   ===========





LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current maturities of long-term debt                $   166,667   $   166,667
   Accounts payable                                        397,084       394,221
   Accrued expenses-
     Compensation                                          600,167       762,025
     Commissions                                           143,772       136,364
     Taxes other than federal income taxes                  18,603        85,259
     Federal income taxes                                     --         261,827
     Other                                                 254,773       268,191
                                                       -----------   -----------
         Total current liabilities                       1,581,066     2,074,554
                                                       -----------   -----------


LONG-TERM DEBT, NET OF CURRENT MATURITIES                  541,666       666,665
                                                       -----------   -----------

DEFERRED INCOME TAXES                                      190,000       190,000
                                                       -----------   -----------
STOCKHOLDERS' INVESTMENT:
     Common Stock, $.10 par value --
     Authorized--10,000,000 shares
     Issued--2,678,480 shares in 1997 and 1996             267,848       267,848
   Capital in excess of par value                        2,030,182     2,030,182
   Retained earnings                                    13,775,471    13,276,809
                                                       -----------   -----------
                                                        16,073,501    15,574,839

         Less--
Cost of 1,517,215 shares of treasury stock
in 1997 and 1996                                         5,448,988     5,448,988
   Deferred compensation                                      --          29,355
                                                       -----------   -----------
     Total stockholders' investment                     10,624,513    10,096,496
                                                       -----------   -----------

                                                       $12,937,245   $13,027,715
                                                       ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Mar 29,        Mar 30,
                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $  614,787     $  949,879
   Adjustments to reconcile net income to net cash
   provided by operating activities-
     Depreciation and amortization                       467,573        445,770
     Amortization of deferred compensation                29,355         40,842
     Changes in assets and liabilities-
       Accounts receivable                               278,035        143,064
       Inventories                                      (302,665)      (157,230)
       Prepaid expenses and other current assets        (200,314)        (3,795)
       Accounts payable                                    2,863         79,494
       Accrued expenses                                 (496,351)      (249,389)
                                                      -----------     ----------

           Net cash provided by  operating activities    393,283      1,248,635
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net      (655,621)      (319,566)
   Increase in other assets                              (18,112)       (53,304)
                                                      -----------    -----------

           Net cash used in investing activities        (673,733)      (372,870)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Notes receivable
       from an officer/stockholder                        31,996         31,996
   Exercise of stock options                                   -         72,500
   Purchase of treasury stock                                  -        (28,910)
   Payment of cash dividend                             (116,127)      (115,827)
   Payments on long-term debt                           (124,999)      (124,999)
                                                      -----------    -----------

           Net cash used in financing activities        (209,130)      (165,240)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (489,580)       710,525

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         5,878,691      5,261,978
                                                       ----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 5,389,111    $ 5,972,503
                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                        $    44,195    $    53,449
                                                      ===========    ===========
     Income taxes                                    $   593,542    $   810,500
                                                      ===========    ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997

(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine month period ended March 29, 1997, are not necessarily indicative of results to be expected for the full fiscal year.

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

(2)  Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                            Mar. 29, 1997      June 30, 1996
                                            -------------      -------------

              Raw materials and parts        $    553,192       $    406,581

              Work-in-process                     907,477            814,776

              Finished goods                      190,465            127,112
                                             ------------      -------------

                                            $   1,651,134      $   1,348,469
                                            =============      =============

     Work-in-process   and   finished   goods   include   material,   labor  and
manufacturing overhead.

(3)  Line of Credit

     At March 29, 1997, the Company has available an unsecured revolving line of credit of $2,000,000 with a bank, expiring on November 30, 1997. Borrowings under the line bear interest at the borrower's option at either the bank's prime rate (8.5% at March 29, 1997), or 30-, 60-, 90-, or 180-day LIBOR (5 .66% to
5.93% at March 29, 1997), plus 1.75%. There were no borrowings under the line at March 29, 1997.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (Continued)

(4)  Stock Option Plan


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

     The following table summarizes stock option activity for the nine months ended March 29,1997:


                                                    SHARES           PRICE RANGE
                                                    ------           -----------

     Options outstanding June 30, 1996             111,500         $ 2.55-$21.75
     Options granted                               168,100         $12.75-$15.00
     Options canceled                              (11,500)            19.775
                                                   -------         -------------

     Options outstanding March 29, 1997            268,100         $ 2.55-$21.75
                                                    =======        =============
     Options exercisable at March 29, 1997         103,033         $ 2.55-$21.75
                                                   =======        ==============


     At March 29, 1997, 500,000 shares of common stock were reserved for issuance under the plan, of which 231,900 were available for additional grants.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1997
                                   (Continued)

(5)  New Accounting Standard


     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS No. 128), Earnings Per Share. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ended after December 15, 1997 and early adoption is not permitted.

     When adopted, the statement will require restatement of prior years earnings per share. The Company will adopt this statement during its fiscal year ending June 30, 1998. In addition, the Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

D.   Management's Discussion and Analysis of Quarterly Income Statements

     For the three months ended March 29,1997, the Company realized net income of approximately $88,000, or $.07 per share, on sales of $2,178,000. This compares with net income of approximately $415,000, or $.36 per share, on sales of $2,090,000 for the same period a year ago.

     Net income was negatively impacted in the third quarter of fiscal 1997 by a net loss of approximately $45,000, or $.04 per share, from the Company's wholly-owned subsidiary, Sage Laboratories Active Microwave, Inc. (SLAM). SLAM's net loss was approximately $14,000, or $.01 per share, for the same period a year ago.

     Net sales for the three months ended March 29, 1997, increased approximately $88,000, or 4% over the previous year. SLAM recorded sales of approximately $144,000 for the quarter, as compared with $141,000 for the same period a year ago. Sage Laboratories, Inc. sales increased by $85,000, or 4%, as compared with the same period a year ago. The sales increase is primarily attributable to sales volume changes among certain customers. Orders received in the third quarter totaled approximately $3,343,000, including $352,000 from SLAM and $708,000 in new commercial switch orders. This compares to $2,529,000, including $33,000 from SLAM for the same period a year ago. The increase in orders of approximately $804,000 for the quarter is attributable to receipt of orders previously delayed from certain customers as well as orders for new product offerings. The Company's backlog at the end of the quarter was $5,202,000, including $504,000 from SLAM. This compares to $5,425,000, including $306,000 from SLAM for the previous year.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                 MARCH 29, 1997

D. Management's Discussion and Analysis of Quarterly Income Statements - (Continued)

     Gross profit as a percentage of sales was 33% for the quarter ended March 29, 1997, as compared to 53% for the same period a year ago. The decrease in gross profit is attributable to a shift in product mix towards lower margin products in the current quarter, additional costs incurred related to jobs experiencing difficulties, and start up expenses from the new commercial switch product line.

     Selling, General and Administrative expense (S G & A) increased by approximately $113,000. As a percentage of sales, S G & A increased to approximately 31% for the third quarter, as compared to 27% for the same period a year ago. The increase is attributable to increased marketing expense of $60,000, supplies & services expense of $52,000, and commission expense of $17,000. These increases were partially offset by reductions in salaries and related items of $16,000.

     Interest income for the three months ended March 29, 1997 decreased by approximately $12,000 from the same period a year ago. This decrease is due to a lower average cash position and to lower interest rates being paid.

     Interest expense for the three months ended March 29, 1997 decreased by approximately $3,000 due to a decrease in the outstanding principal balance.

     The Company generated a profit of approximately $16,000 from its rental property, as compared to $12,000 for the same period a year ago. The Company's rental property is fully occupied.

     The Company's net book value of property held for rent (including renovations) at March 29, 1997, and March 30, 1996, is as follows:

                                                     1997           1996
                                                     ----           ----

         3 Huron Drive (old facility)             $442,814        $520,612

         11 Huron Drive (rented portion)           250,171         280,684
                                                   -------         -------
         Total                                    $692,985        $801,296


     The Company's combined effective federal and state income tax rate for the three months ended March 29, 1997 and March 30, 1996 was 6.4% and 31%, respectively. Benefit for federal income taxes in the quarter ended March 29, 1997 was recorded as a result of a reduction in the Company's estimated annual effective tax rate.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                 MARCH 29, 1997

D. Management's Discussion and Analysis of Quarterly Income Statements - (Continued)

     Nine Months Ended March 29, 1997 and March 30, 1996

     For the nine months ended March 29, 1997, the Company realized net income of $615,000, or $.52 per share, on sales of $6,744,000. This compared with net income of $950,000, or $.81 per share, on sales of $6,986,000 for the same period a year ago.

     Net income for the nine months ended March 29, 1997, was negatively impacted by a net loss of approximately $138,000, or $.12 per share, from SLAM. This compares to a net loss of approximately $146,000, or $.13 per share, for the same period a year ago.

     Net sales for the nine months March 29, 1997, decreased by $242,000 or 3%, from the previous year. SLAM recorded sales of $457,000 for the nine months ended March 29, 1997, compared to $259,000 for the same period a year ago. The decrease in total sales is due to reductions in product requirements for certain large customers. Total orders received were $7,351,000 (including $695,000 from SLAM) for the first nine months of fiscal 1997. Included in this amount is approximately $778,000 in new commercial switch orders. This compares to $7,729,000, including $503,000 from SLAM, for the same period a year ago.

     Gross profit as a percentage of sales was approximately 40% for the nine months ended March 29, 1997 as compared to approximately 46% for the same period a year ago. The decrease in gross profit is primarily attributable to a shift in product mix towards lower margin products, additional costs incurred related to jobs experiencing difficulties, and start up expenses from the new commercial switch product line, partially offset by higher margins earned on certain engineering programs.

     Selling, General and Administrative Expense (S G & A) increased by approximately $39,000 from the same period a year ago. The increase is due to higher sales and marketing expense of $45,000, supplies and services expense of $46,000, and commission expense of $42,000. These increases were partially offset by a reduction in fees associated with the consulting agreement with the Company's former chairman of $55,000 and reduced salary and benefit costs of $39,000.

     Interest income for the nine months ended March 29, 1997 decreased by approximately $22,000 from the same period a year ago. This decrease is due to a lower average cash position and to lower interest rates being paid.

     Interest expense for the nine months ended March 29, 1997 decreased by approximately $10,000 from the same period a year ago. This decrease is due to lower outstanding principal balance on the Company's debt.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                 MARCH 29, 1997

D. Management's Discussion and Analysis of Quarterly Income Statements - (Continued)

     The Company recorded a profit of approximately $43,000 from rental property for the nine months ended March 29, 1997, as compared to a profit of $28,000 for the same period a year ago.

     The Company's combined effective Federal and state income tax rate for the nine months ended March 29, 1997 and March 30, 1996, was 37.3% and 37.4%, respectively. This is lower than the combined statutory rate, due to benefits from the Company's Foreign Sales Corporation, tax credits and favorable treatment afforded the Company's Massachusetts Security Corporation.

     Liquidity and Capital Resources

     For the nine months ended March 29, 1997, operating activities generated cash of $393,000 a decrease of $855,000 from the nine months ended March 30, 1996. Cash used in investing activities amounted to $674,000 and $373,000, respectively, while cash used for financing activities was $209,000 and $165,000, respectively. The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt related to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

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


Date: May 9, 1997                       SAGE LABORATORIES, INC. AND SUBSIDIARIES
     -------------------




                                        /S/ Carl  A. Marguerite
                                        -----------------------
                                       (Principal executive officer;
                                        principal financial officer)