Form 10-K
period 1997-06-30
SAGE LABORATORIES INC
filed 1997-09-24
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997

                         Commission File Number: 1-7054

                             SAGE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

     Massachusetts                                            04-2179082
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


    11 Huron Drive, East Natick Industrial Park, Natick, Massachusetts 01760
               (Address of principal executive offices) (Zip Code)

 Registrant's telephone number, including area code:           (508) 653-0844


           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class              Name of each exchange on which registered
  -------------------              -----------------------------------------
          None                                       None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X               No _________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     As of September 23, 1997 the aggregate market value of the voting stock held by non-affiliates (based on the average bid and asked prices as reported by NASDAQ) was $10,852,499.

     On June 30, 1997 the Company had outstanding 1,164,765 shares of common stock, $.10 par value, which is its only class of stock.

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

     The Company has engaged in no transactions or activities outside the ordinary course of business since June 30, 1996.

 The Company's Microwave Products

     The amounts of total sales and revenues, operating income and the total value of assets attributable to the Company's microwave products in the last three fiscal years are as follows:

    Fiscal year ended June 30:             1995            1996          1997
                                           ----            ----          ----
                                                     (in thousands)


    Amount of total sales and revenues      $9,154          $9,769        $8,934

    Amount of operating income              $2,158          $2,341          $780

    Total assets (year end)                $11,611         $13,028       $12,996


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

     The Company's standard passive components can be sold from the shelf without special engineering, and such components are the Company's most profitable products. The Company also negotiates fixed price contracts for the sale of passive components meeting particular specifications and requiring varying degrees of engineering design and development. The profit margin on contracts involving heavy engineering content is lower than on standard items, but such work often results in a product which may be reordered or which can be adapted to other purposes with little additional engineering and can therefore be sold at a higher profit margin in the future. Total sales and contract revenue derived from the sale of traditional passive components during the last three fiscal years are as follows:

Fiscal year ended June 30:            1995               1996              1997
                                      ----               ----              ----
                                                 (in thousands)
Catalog items                       $2,101             $2,889            $2,748
Adaptable or reorderable items       5,281              3,932             2,853
Engineered items                     1,542              2,251             2,659
Other                                  113                321                63
                                    -------------------------------------------
             Total                  $9,037             $9,393            $8,323
                                    ===========================================

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

     Active components are used in all types of commercial and defense systems, including radar, electronic warfare, surveillance, and communications. SLAM uses modern solid-state circuit technology in the design and manufacture of microwave mixers, detectors, switches, limiters, variable attenuators, amplifiers, and complex integrated assemblies consisting of active and passive components. SLAM offers a standard catalog line of solid-state microwave products, as well as the capability to produce custom products designed to meet particular customer specifications. SLAM revenues for fiscal years 1995, 1996 and 1997 amounted to $117,000, $375,000 and $611,000 respectively.

Sources and Availability of Raw Materials

     The Company obtains raw materials from a wide variety of suppliers with alternative sources available for all essential materials with reasonable lead time. There is no dependence on foreign sources and no relationship with important suppliers.

Principal Markets and Distribution

     The Company's microwave products are sold principally through a group of 37 independent representatives with 51 offices located throughout the United States and abroad. Their efforts are directed by the Company's Vice President of Sales and Sales Managers. Catalogs of standard items, advertising in trade publications, trade shows and periodic visits to customers by the Company's officers and engineers supplement the work of the representatives. The microwave products are principally used in communications and radar applications in the commercial and defense markets.

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

Backlog and Customers

     The Company's backlog of orders believed to be firm for microwave products was $5,258,000 as of June 30, 1997, as compared to $4,602,000 as of June 30, 1996. All of the June 30, 1997 backlog is expected to be filled during the current fiscal year. There is no seasonality to the backlog or to the business in general.

     The Company has not relied on a single customer or a small group of customers for a significant amount of its sales of microwave products, though at any given time one or more large orders or contracts may represent a high percentage of the backlog. During the fiscal year ended June 30, 1997, components were sold to approximately 408 customers.

Practices Relating to Working Capital

     There are no special practices followed by the Company relating to working capital.

Personnel

     As of June 30, 1997, the Company employed 66 people, ten of which are employed by SLAM. The Company also utilized temporary employees throughout the year. Thirty of the Company's employees are engineers or other technically trained people and the balance are engaged in production, administrative and sales activities.

Research and Development

     The Company conducts various research and development activities under which expenditures of approximately $318,000, $272,000, and $200,000 (including overhead) were made in each of fiscal 1997, 1996 and 1995, respectively.

Export Sales

     Approximately 16% of the Company's revenues for fiscal year 1997 were attributable to export sales. While competition abroad is generally more intense, the profitability and attendant risks of sales are not materially different from those of the balance of the Company's business. Total export sales for the fiscal years ended June 30, 1995, 1996 and 1997 were $2,184,000, $1,954,000 and $1,396,000, respectively.

Executive Officers of the Registrant

     The following table sets forth information concerning the Company's executive officers as of the date hereof. Each officer is elected by the Company's Board of Directors and holds office until the date of the Company's annual meeting of stockholders and until his successor is elected and qualified.

                                       Offices Held and Business Experience
       Name                   Age              During Past Five Years
       ----                   ---              ----------------------

Carl A. Marguerite            57        Chairman, Chief Executive Officer
                                        (President until 1996)
                                        and Director of the Company

Louis J. Lanzillo, Jr.        39        President, Chief Operating  Officer
                                        and Director of the Company
                                        (President of New England Division
                                        Unicco Service Co. until 1996)

Anthony J. Cieri              66        Vice President of Customer Service
                                        and Special Projects of the Company
                                        (Vice President of Sales until 1997)

Janusz J. Majewski            50        Vice President of Research & Development
                                        of the Company
                                        (Vice President of Engineering until
                                        1996
                                        (Director of Engineering until 1995)

John J. Leary                 51        Vice President of Passive Products and
                                        Manufacturing of the Company
                                        (Vice President and General Manager
                                        of U.S. Operations, Filtronic Comtek
                                        until 1997)

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

     The cost of the Company's machinery and equipment owned on June 30, 1997 is approximately $2,180,000. Such machinery and equipment is in good condition and is being used to capacity.

Item 3. Legal Proceedings

     There are no material pending legal proceedings affecting the Company or its properties.

Item 4. Submission of Matters to a Vote of Security Holders

     There was nothing submitted during the fourth quarter of fiscal 1997 to a vote of the Company's security holders.

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The Company's common stock, $.10 par value (which is the Company's only class of equity securities), is listed with the NASDAQ system for trading in the over-the-counter market. The quarterly high and low bid prices for the Company's common stock for the last two fiscal years as reported on NASDAQ were as follows:

                             1997                               1996
                             ----                               ----
                      High        Low                    High         Low
                      ----        ---                    ----         ---
First Quarter         17          14                     23           11 4/5
Second Quarter        16 5/8      12 1/4                 22           18 1/10
Third Quarter         15 1/4      13                     20 1/4       14 3/4
Fourth Quarter        14 3/4      12 3/4                 18 3/4       15 1/8


     These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There were approximately 236 holders of record of the Company's outstanding common stock on June 30, 1997.

     The Company paid cash dividends in October of 1995 and 1996 in the amount of 10 cents per share. On September 4, 1997, the Company's Board of Directors declared a cash dividend in the amount of ten cents per share payable on October 10, 1997 to holders of record as of September 26, 1997.

Item 6. Selected Financial Data.

     The selected financial data called for under this caption is attached to this report as Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997 Compared to 1996

Net Sales:

Net sales on a consolidated basis for fiscal 1997 decreased by $835,000, or 9%, from fiscal 1996. This decrease is due primarily to lower sales from certain catalog products and delays experienced in certain space related programs. This overall decrease in sales was primarily the result of a decrease in the number and size of orders shipped, as there have been no material changes in the price of the Company's products during fiscal 1997. The Company's core sales decrease of $1,071,000 was partially offset by an increase in the Company's subsidiary, Sage Laboratories Active Microwave, Inc. (SLAM) sales of $236,000.

Orders received in fiscal 1997 totaled $9,851,000, as compared to $9,708,000 for 1996. Total orders included $941,000 from SLAM, compared to $586,000 for the same period a year ago. SLAM's increase in orders is due to growing recognition in the industry. The decrease in Sage core orders of approximately $212,000 is primarily due to customers' delays in placing orders, as well as certain orders which were received in fiscal 1996 that were not renewed in fiscal 1997 due to programs coming to closure. There is no seasonality to the Company's business. Sales volume is strictly predicated on customers' requirements for delivery.

Gross Profit:

     Gross profit as a percentage of sales decreased to approximately 38% in fiscal 1997, as compared to 48% for the same period a year ago. The decrease in gross profit percentage was due in part to a shift in mix of sales to lower margin products, increased research and development expenses, increases in cost overruns on Sage core engineering programs, and a negative gross profit attributed to SLAM and the commercial switch division.

Selling, General and Administrative Expenses:

     Selling, General and Administrative Expenses (S G & A) increased by approximately $256,000, or 11%, over the same period a year ago. Selling expenses increased by approximately $140,000. The increase in selling expenses was primarily due to increased salary and related items of approximately $21,000 and the addition of sales and marketing personnel, increased advertising and other sales expenses of $119,000. Commission expense increased by approximately $34,000 as a result of the change in the mix from non commissioned to commissioned sales, as well as a larger number of smaller orders which bear higher commission rates. General and Administrative expenses increased by approximately $82,000, due in part to increased salary expenses for additional administrative personnel partially offset by a decrease in bonuses resulting from lower corporate profitability and decreased consulting expenses attributed to the Company's former Chairman of the Board.

Interest Income:

     Interest income for fiscal year 1997 decreased by approximately $24,000 as compared to fiscal year 1996. This decrease is due to lower average cash balances, as well as lower interest rates being realized.

Interest Expense:

     Interest expense decreased in fiscal year 1997 by $13,000 over the previous year. This decrease is due to decreases in the outstanding principal balances.

Rental Property:

     The Company generated a profit of approximately $69,000 from its rental property in fiscal 1997 compared to a profit of $55,000 in fiscal 1996. All of the Company's rental property was fully occupied during fiscal 1997.

     The Company's net book value of property held for rent at June 30, 1997 and 1996 is as follows:

                                                           1997           1996
                                                         --------       --------
       3 Huron Drive (old facility)                      $423,116       $501,114
       11 Huron Drive (rental portion
       of current facility)                               250,171        283,855
                                                         --------       --------
       Total                                             $673,286       $784,969
                                                         ========       ========

Provisions for Federal and State Income Taxes:

     Federal and State income tax provisions for fiscal years 1997 and 1996 have been reconciled to the U.S. statutory rate. (See Note 5 to Consolidated Financial Statements).

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

Rental Property:

     The Company generated a profit of approximately $55,000 from its rental property in fiscal 1996 compared to a modest profit of $6,500 in fiscal 1995. All of the Company's rental property was fully occupied during fiscal 1996. During fiscal 1996, the Company took occupancy of approximately 5,000 square feet of space in its corporate headquarters that had previously been leased. This space was converted to a state-of-the-art Clean Room facility and is now occupied by the Company's Commercial switch and high reliability product lines.

     The Company's net book value of property held for rent at June 30, 1996 and 1995 is as follows:

                                                         1996            1995
                                                      ----------      ----------
           3 Huron Drive (old facility)               $  501,114      $  579,112
           11 Huron Drive (rental portion
           of current facility)                          283,855*        612,966
                                                      ----------      ----------
           Total                                      $  784,969      $1,192,078
                                                      ==========      ==========

          *Change due to Company occupying additional space for its commercial switch and high reliability product lines.

Provisions for Federal and State Income Taxes:

     Federal and State income tax provisions for fiscal years 1997 and 1996 have been reconciled to the U.S. statutory rate. (See Note No. 5 to Consolidated Financial Statements).

Liquidity and Capital Resources:

     For the twelve months ended June 30, 1997 operating activities generated $321,000 in cash, a decrease of $1,326,000 from the twelve months ended June 30, 1996. Cash used in investing activities amounted to $645,000 and $808,000 for the twelve months ended June 30, 1997 and 1996, respectively, while cash used for financing activities was $274,000 and $222,000, respectively The details of these activities are provided in the consolidated statements of cash flows. The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk.

     The Company anticipates that total capital expenditures for fiscal year 1998 will be approximately $500,000. The Company repurchased 65,000 shares of stock from the estate of a shareholder at a total cost of approximately $902,000 on July 3, 1997, as described in more detail in Note 7 to Consolidated Financial Statements. No outside funding will be required.

     Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

     Although the Company has a $2,000,000 bank line of credit, the Company does not presently intend to utilize the line.

     The foregoing analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about the Company's commercial switch product line and the improving performance at SLAM. Inasmuch as the results of these activities depend on numerous factors, including acceptance by third parties, actual results could differ materially from those projected in the forward-looking statements.

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

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant.

     The information called for under this caption is incorporated by reference from the material captioned "Election of Directors" in the proxy statement for the Company's annual meeting of shareholders to be held on November 11, 1997. Additional information required to be reported under this caption may be found in the last paragraph of Item 1 to this report.

Item 11. Management Remuneration.

     The information called for under this caption is incorporated by reference from the material captioned "Remuneration of Directors and Executive Officers" in the proxy statement for the Company's annual meeting of shareholders to be held on November 11, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Managers.

     The information called for under this caption is incorporated by reference from the material captioned "Principal Holders of Voting Securities" and "Election of Directors" in the proxy statement for the Company's annual meeting of shareholders to be held on November 11, 1997.

Item 13. Certain Relationships and Transactions

     The information called for under this caption is incorporated by reference from the material captioned "Election of Directors" in the proxy statement for the annual meeting of shareholders to be held on November 11, 1997.

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

SAGE LABORATORIES, INC.

By   /s/  Carl A. Marguerite            Chairman              September 15, 1997
   -----------------------------
     Carl A. Marguerite

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 By      /s/  Carl A. Marguerite        Chairman, Chief       September 15, 1997
   -----------------------------        Executive Officer,
         Carl A. Marguerite             Principal Executive
                                        Officer, Treasurer
                                        and Director


By   /s/  Louis J. Lanzillo, Jr.        President, Chief      September 15, 1997
   -----------------------------        Operating Officer
     Louis J. Lanzillo, Jr.             and Director


By      /s/  John E. Miller             Director              September 15, 1997
   -----------------------------
        John E. Miller

By      /s/ David M. Pozar              Director              September 15, 1997
   -----------------------------
        David M. Pozar

By      /s/ C. Duncan Soukup            Director              September 15, 1997
   -----------------------------
        C.  Duncan Soukup

                                   APPENDIX A
                         ITEM 6. SELECTED FINANCIAL DATA

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                  ----------------------------------------------------------------------------------
                                                     1993             1994             1995             1996                1997
                                                  -----------      -----------      -----------      -----------      --------------
Net Sales and Contract Revenues                   $ 6,627,000      $ 8,167,000      $ 9,154,000      $ 9,769,000      $ 8,934,000.00


Net Income                                            956,000        1,198,000        1,389,000        1,609,000             692,000

Net Income Per Common and
  Common Equivalent Share                                0.66             1.00             1.20             1.38                0.59

Total Assets                                       10,821,000       10,359,000       11,611,000       13,028,000          12,996,000

Total Current Assets                                7,987,000        7,242,000        8,603,000        9,706,000           9,628,000

Total Current Liabilities                           1,820,000        2,046,000        2,083,000        2,075,000           1,641,000

Working Capital                                     6,167,000        5,196,000        6,520,000        7,631,000           7,987,000

Long Term Debt:
  Industrial Revenue Bond                           1,167,000          999,999          833,333          666,665             500,000
                                                  -----------      -----------      -----------      -----------      --------------

  Total Long Term Debt                              1,167,000          999,999          833,333          666,665             500,000
                                                  -----------      -----------      -----------      -----------      --------------

Stockholders' Equity                                7,526,000        7,075,000        8,488,000       10,096,000          10,711,000

Cash Dividends Declared
  Per Common Share                                       0.10             0.10             0.10             0.10                0.10


Weighted Average Number of
  Common and Common Equivalent
  Shares Outstanding                                1,457,065        1,197,035        1,159,390        1,169,086           1,169,616
                                                  ===========      ===========      ===========      ===========      ==============


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

      10.4 Employment Agreement with attached exhibits between Company and Louis J. Lanzillo, Jr., dated September 4, 1996.

      22                Subsidiaries

      24                Consent of Accountants

                   List of Financial Statements and Schedules

                                                                                   Page
                                                                                   ----
Appendix                                                                           AF-O

Report of Independent Public Accountants                                            F-1


Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996                   F-2

Consolidated Statements of Income for each
of the three fiscal years in the period ended June 30, 1997                         F-3

Consolidated Statements of Stockholders' Investment for each
of the three fiscal years in the period ended June 30, 1997                         F-4

Consolidated Statements of Cash Flows for each of the three fiscal years in
the period ended June 30, 1997                                                      F-5

Notes to Consolidated Financial Statements                                          F-6

                              ARTHUR ANDERSEN LLP


                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF JUNE 30, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORT

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



                                                                          PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   F-1


CONSOLIDATED BALANCE SHEETS--JUNE 30, 1997 AND 1996                        F-2


CONSOLIDATED STATEMENTS OF INCOME FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997                              F-3


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997              F-4


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED JUNE 30, 1997                              F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-6

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Sage Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Sage Laboratories, Inc. (a Massachusetts corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sage Laboratories, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                             /s/     ARTHUR ANDERSEN LLP




Boston, Massachusetts
August 22, 1997

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,
                       ASSETS                                1997            1996
CURRENT ASSETS:
   Cash and cash equivalents                              $ 5,280,584   $ 5,878,691
   Accounts receivable, net of reserve of $62,000 in
     1997 and $50,000 in 1996                               1,749,778     1,993,452
   Inventories                                              1,936,015     1,348,469
   Prepaid expenses and other current assets                  661,883       485,405



                                                          -----------   -----------

         Total current assets                               9,628,260     9,706,017
                                                          -----------   -----------






PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, buildings and improvements                         4,191,088     3,989,760
   Machinery and laboratory equipment                       2,180,492     1,753,072
   Furniture, fixtures and motor vehicles                     691,192       664,894
                                                          -----------   -----------
                                                            7,062,772     6,407,726
   Less--Accumulated depreciation and amortization          3,869,877     3,302,607
                                                          -----------   -----------
                                                            3,192,895     3,105,119
                                                          -----------   -----------




OTHER ASSETS:
   Notes receivable from an officer/stockholder                23,047        55,043
   Other assets                                               151,457       161,536
                                                          -----------   -----------

         Total other assets                                   174,504       216,579
                                                          -----------   -----------

                                                          $12,995,659   $13,027,715
                                                          ===========   ===========


                                                                     June 30,
      LIABILITIES AND STOCKHOLDERS' INVESTMENT                1997              1996
CURRENT LIABILITIES:
   Current maturities of long-term debt                   $   166,667   $   166,667
   Accounts payable                                           427,022       394,221
   Accrued expenses-
     Compensation                                             635,297       762,025
     Commissions                                              155,701       136,364
     Taxes other than federal income taxes                         --        85,259
     Federal income taxes                                          --       261,827
     Other                                                    256,191       268,191
                                                          -----------   -----------

         Total current liabilities                          1,640,878     2,074,554
                                                          -----------   -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                     500,000       666,665
                                                          -----------   -----------

DEFERRED INCOME TAXES                                         144,000       190,000
                                                          -----------   -----------

COMMITMENTS (Notes 6 and 9)

STOCKHOLDERS' INVESTMENT:

   Common stock, $.10 par value-
      Authorized--10,000,000 shares

      Issued--2,681,980 shares in 1997 and
       2,678,480 shares in 1996                               268,198       267,848

   Capital in excess of par value                           2,038,757     2,030,182
   Retained earnings                                       13,852,814    13,276,809
                                                          -----------   -----------
                                                           16,159,769    15,574,839
   Less-
     Cost of 1,517,215 shares of treasury stock             5,448,988     5,448,988
     Deferred compensation                                         --        29,355
                                                          -----------   -----------

         Total stockholders' investment                    10,710,781    10,096,496
                                                          -----------   -----------

                                                          $12,995,659   $13,027,715
                                                          ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                    ---------- Years Ended June 30,----------
                                                        1997           1996           1995
NET SALES AND CONTRACT REVENUE                      $ 8,933,629    $ 9,768,809    $ 9,154,059

COST OF SALES AND CONTRACT COSTS                      5,236,758      4,812,675      4,394,464

ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS           317,734        272,014        199,918
                                                    -----------    -----------    -----------

         Gross profit                                 3,379,137      4,684,120      4,559,677

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          2,599,411      2,343,222      2,402,174
                                                    -----------    -----------    -----------

         Operating income                               779,726      2,340,898      2,157,503

INTEREST INCOME                                         278,508        302,901        194,528

INTEREST EXPENSE                                        (55,772)       (68,922)       (79,597)

INCOME FROM RENTAL PROPERTY                              68,670         54,614          6,506
                                                    -----------    -----------    -----------

         Income before provision for income taxes     1,071,132      2,629,491      2,278,940

PROVISION FOR INCOME TAXES:
   Federal                                              309,000        791,000        680,000
   State                                                 70,000        229,000        210,000
                                                    -----------    -----------    -----------

         Net income                                 $   692,132    $ 1,609,491    $ 1,388,940
                                                    ===========    ===========    ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE   $       .59    $      1.38    $      1.20
                                                    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                  1,169,616      1,169,086      1,159,390
                                                    ===========    ===========    ===========

DIVIDENDS PAID                                      $   116,127    $   115,826    $   112,725
                                                    ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT


                                               Common Stock      Capital in                                                Total
                                            Number       $.10     Excess of      Retained    Treasury       Deferred   Stockholders'
                                           of Shares   Par Value  Par Value      Earnings  Stock, at Cost Compensation  Investment
BALANCE, JUNE 30, 1994                     2,613,480   $261,348   $1,833,057   $10,506,929   $(5,388,251)  $(138,316)  $ 7,074,767
   Net income                                     --         --           --     1,388,940            --          --     1,388,940
   Payment of $.10 per share cash dividend        --         --           --      (112,725)           --          --      (112,725)
   Amortization of deferred compensation          --         --           --            --            --      54,505        54,505
   Exercise of stock options                  37,000      3,700      104,685            --            --          --       108,385
   Purchase of treasury stock                     --         --           --            --       (31,827)         --       (31,827)
   Stock option compensation grants               --         --        6,060            --            --          --         6,060
                                          ----------   --------   ----------   -----------   -----------   ---------   -----------

BALANCE, JUNE 30, 1995                     2,650,480    265,048    1,943,802    11,783,144    (5,420,078)    (83,811)    8,488,105
   Net income                                     --         --           --     1,609,491            --          --     1,609,491
   Payment of $.10 per share cash dividend        --         --           --      (115,826)           --          --      (115,826)
   Amortization of deferred compensation          --         --           --            --            --      54,456        54,456
   Exercise of stock options                  28,000      2,800       86,380            --            --          --        89,180
   Purchase of treasury stock                     --         --           --            --       (28,910)         --       (28,910)
                                          ----------   --------   ----------   -----------   -----------   ---------   -----------

BALANCE, JUNE 30, 1996                     2,678,480    267,848    2,030,182    13,276,809    (5,448,988)    (29,355)   10,096,496
   Net income                                     --         --           --       692,132            --          --       692,132
   Payment of $.10 per share cash dividend        --         --           --      (116,127)           --          --      (116,127)
   Amortization of deferred compensation          --         --           --            --            --      29,355        29,355
   Exercise of stock options                   3,500        350        8,575            --            --          --         8,925
                                          ----------   --------   ----------   -----------   -----------   ---------   -----------

BALANCE, JUNE 30, 1997                     2,681,980   $268,198   $2,038,757   $13,852,814   $(5,448,988)  $      --   $10,710,781
                                          ==========   ========   ==========   ===========   ===========   =========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 ----------Years Ended June 30,-----------
                                                                     1997          1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   692,132    $ 1,609,491    $ 1,388,940
   Adjustments to reconcile net income to net cash provided by operating activities-
     Stock option compensation                                            --             --          6,060
     Depreciation and amortization                                   567,271        462,236        406,876
     Notes receivable from an officer/stockholder                     31,996         31,996         31,996
     Amortization of deferred compensation                            29,355         54,456         54,505
     Deferred income taxes                                            24,000        (28,000)      (124,000)
     Changes in assets and liabilities-
       Accounts receivable                                           243,674       (449,488)       210,475
       Inventories                                                  (587,546)       (52,393)      (482,511)
       Prepaid expenses and other current assets                    (176,478)        26,742         15,773
       Accounts payable                                               32,802         93,536         20,295
       Accrued expenses                                             (536,477)      (102,021)        17,198
                                                                 -----------    -----------    -----------

           Net cash provided by operating activities                 320,729      1,646,555      1,545,607
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                  (655,045)      (712,015)      (326,639)
   Decrease (increase) in other assets                                10,078        (95,604)        (3,680)
                                                                 -----------    -----------    -----------

           Net cash used in investing activities                    (644,967)      (807,619)      (330,319)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                           8,925         89,180        108,385
   Purchase of treasury stock                                             --        (28,910)       (31,827)
   Payment of cash dividend                                         (116,127)      (115,826)      (112,725)
   Payments on long-term debt                                       (166,667)      (166,667)      (166,667)
                                                                 -----------    -----------    -----------

           Net cash used in financing activities                    (273,869)      (222,223)      (202,834)
                                                                 -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (598,107)       616,713      1,012,454

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       5,878,691      5,261,978      4,249,524
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 5,280,584    $ 5,878,691    $ 5,261,978
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                    $    58,422    $    73,606    $    77,524
                                                                 ===========    ===========    ===========
     Income taxes                                                $   946,569    $ 1,035,000    $   996,531
                                                                 ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997




(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sage  Laboratories  Inc. (the Company) is engaged  primarily in the design,
     manufacture   and  sale  of   specialized   components   suitable  for  the
     transmission, reception, modification and utilization of microwave energy.

     The accompanying consolidated financial statements reflect the application of the following major accounting policies.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Sage Laboratories Investment Corporation, a Massachusetts securities corporation; Sage Laboratories Active Microwave, Inc. (SLAM), a New Hampshire corporation; and Sage Laboratories Foreign Sales, Inc., a U.S. Virgin Island corporation. All material intercompany transactions and balances have been eliminated in consolidation.

     (b)  Revenue Recognition

          With respect to contracts, the Company recognizes revenue on the basis of shipments by relating the total anticipated costs to total units to be produced and units actually shipped. Contract losses are recorded in total as soon as they can be reasonably anticipated. Product sales are recognized upon shipment.

     (c)  Engineering and New Product Development Expenses

          Research and development expenses are charged to operations as incurred. Research and development expenses of approximately $318,000, $272,000 and $200,000 were incurred in 1997, 1996 and 1995, respectively.  In 1997,  1996  and  1995,  $0,  $25,000  and  $62,000,
          respectively, of the total research and development costs were related to new product development by SLAM.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (d)  Depreciation and Amortization

          The Company provides for depreciation and amortization by charges to operations to allocate the cost of the assets over their estimated useful lives as follows:

                                           Method of Depreciation              Estimated
        Assets Classification                 and Amortization                Useful Life
Buildings and improvements                     Straight-line                  5-25 years
Machinery and laboratory equipment             Straight-line                  3-10 years
Furniture, fixtures and motor vehicles         Straight-line                  3-10 years

     (e)  Warranty Costs

          Warranty costs incurred by the Company during each of the three years in the period ended June 30, 1997 were not significant, and future warranty costs are not expected to be significant.

     (f)  Inventories

          Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows as of June 30, 1997 and 1996:

                                                   1997              1996

              Raw materials and parts        $       813,606   $       406,581
              Work-in-process                        943,453           814,776
              Finished goods                         178,956           127,112
                                             ---------------   ---------------

                                             $     1,936,015   $     1,348,469
                                             ===============   ===============

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

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


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

     (j)  New Accounting Standards

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. This statement is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended June 30, 1998. The Company believes that the adoption of SFAS No. 128, including the effect on prior periods, will not have a material effect on its financial statements.

     (k)  Concentration of Credit Risk and Significant Customers

          SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its investments in highly rated financial institutions. The Company has not experienced any losses on these investments to date. Accounts receivable of $321,000 or 18% of trade accounts receivable as of June 30, 1997 were due from one customer, who accounted for 15% of revenue during fiscal 1997.

          No customer accounted for more than 10% of net sales and contract revenue in fiscal 1996, and two domestic customers accounted for 22% of revenue in fiscal 1995.

          During the years ended June 30, 1997, 1996 and 1995, export sales accounted for approximately 16%, 20% and 24% of net sales and contract revenue, respectively.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     (l)  Fair Value of Financial Instruments

          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The fair value of financial instruments pursuant to SFAS No. 107 approximated their carrying values at June 30, 1997 and 1996. Fair values have been determined through information obtained from market sources and management estimates.

(2)  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents, which are recorded at amortized cost (which approximates fair market value), consist of the following at June 30:

                                                 1997             1996

        Cash                               $       336,336   $        24,208
        Money market mutual fund                 3,828,612         4,795,421
        Fixed time deposit                       1,115,636         1,059,062
                                           ---------------   ---------------

                                           $     5,280,584   $     5,878,691
                                           ===============   ===============

(3)  LINE OF CREDIT

     At June 30, 1997, the Company has available an unsecured revolving line of credit of $2,000,000 with a bank, expiring on November 30, 1997. Borrowings under the line bear interest at the Company's option at either the bank's prime rate (8.5% at June 30, 1997) or 30-, 60-, 90- or 180-day LIBOR (5.72%
     to 5.94% at June 30, 1997) plus 1.75%. There were no borrowings under the line during fiscal 1997.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


(4)  LONG-TERM DEBT

     Long-term debt consists of an Industrial Revenue Bond, payable in quarterly principal installments of $41,667 through April 2001. The bond bears interest at 88.6% of the prime rate (8.5% at June 30, 1997), payable quarterly through April 2001. The bond is collateralized by land and buildings.

     Maturities of long-term debt are as follows:

        Fiscal Year

        1998                                $    166,667
        1999                                     166,667
        2000                                     166,667
        2001                                     166,666
                                           -------------

                 Total                      $    666,667
                                            ============

(5)  INCOME TAXES

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes. The provision for income taxes for each of the three years in the period ended June 30, 1997 consists of the following:

                                    1997              1996             1995
        Current-
           Federal             $      290,000   $      813,000     $    775,000
           State                       65,000          235,000          239,000
                               --------------   --------------    -------------

                                      355,000        1,048,000        1,014,000
                               --------------   --------------    -------------
        Deferred (Prepaid)-
           Federal                     19,000          (22,000)         (95,000)
           State                        5,000           (6,000)         (29,000)
                               --------------   --------------    -------------

                                       24,000          (28,000)        (124,000)
                               --------------   --------------    -------------

                               $      379,000   $    1,020,000     $    890,000
                               ==============   ==============     ============

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     The provision for income taxes for each of the three years in the period ended June 30, 1997 is reconciled to the U.S. statutory rate as follows:

                                                                           1997             1996            1995
        Provision at statutory rate                                   $      364,000   $      894,000  $     775,000
        Increase (decrease) in income taxes resulting from-
           State income taxes, net of federal benefit                         46,000          151,000        137,000
           Tax benefit of foreign sales corporation                          (31,000)         (25,000)       (22,000)
                                                                      --------------   --------------  -------------

                  Provision for income taxes                          $      379,000   $    1,020,000  $     890,000
                                                                      ==============   ==============  =============

     Under SFAS No. 109, the Company records a deferred tax asset or liability based on the enacted tax rates that are expected to be in place when any differences between the financial statement and tax bases of liabilities or assets reverse. The approximate income tax effect of each temporary difference constituting the deferred tax asset (included in prepaid expenses and other current assets) and the deferred tax liability in the accompanying consolidated balance sheets as of June 30, 1997 and 1996 are as follows:

                                                     1997             1996
        Deferred tax assets-
           Accruals currently not deductible   $      189,000    $      210,000
           Receivable reserves                         25,000            20,000
           Inventory reserves                         162,000           216,000
                                               --------------    --------------

                                               $      376,000    $      446,000
                                               ==============    ==============

        Deferred tax liabilities-
           Depreciation                        $     (115,000)   $     (151,000)
           Deferred compensation                            -           (13,000)
           Other                                      (29,000)          (26,000)
                                               --------------    --------------

                                               $     (144,000)   $     (190,000)
                                               ==============    ==============

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


(6)  COMMITMENTS

     SLAM conducts its operations in leased facilities under an operating lease agreement that expires in March 1999.

     Future minimum lease commitments under this operating lease are as follows:

        Fiscal Year

                 1998                          $    23,000
                 1999                               17,000
                                               -----------

                 Total                         $    40,000
                                               ===========

     Rent expense under the  operating  lease for the years ended June 30, 1997,
     1996  and  1995  was   approximately   $32,000  ,  $23,000   and   $23,000,
     respectively.

(7) STOCKHOLDERS' INVESTMENT

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

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


          The following table summarizes incentive stock option activity for the three years ended June 30, 1997:

                                                                    Weighted
                                                                 Average Price
                                                        Shares     Per Share

              Options outstanding, June 30, 1994         73,000      $ 2.81
                 Exercised                              (33,000)       2.81
                 Expired                                 (5,000)       2.90
                                                       --------      ------

              Options outstanding, June 30, 1995         35,000        2.80
                 Granted                                101,500       20.51
                 Exercised                              (25,000)       2.90
                                                       --------      ------

              Options outstanding, June 30, 1996        111,500       18.89
                 Granted                                171,100       14.17
                 Exercised                               (3,500)       2.55
                 Expired                                (11,500)      19.78
                                                       --------      ------

              Options outstanding, June 30, 1997        267,600      $12.95
                                                       ========      ======

              Options exercisable, June 30, 1997        131,868      $12.83
                                                       ========      ======

          The range of actual exercise prices for options outstanding and options exercisable as of June 30, 1997 was $2.55 to $21.75.

          At June 30, 1997,  500,000  shares of common  stock were  reserved for
          issuance   under  the  plan,  of  which  232,400  were  available  for additional grants.

     (b)  Director Stock Option Plan

          The Company has a Director Stock Option Plan (the Plan), the purpose of which is to attract and retain highly qualified nonemployee directors and to encourage their ownership of common stock. The Plan automatically provides for the annual grant of options to purchase 2,500 shares of common stock to each director who is serving on the Board at the time of such grant and who is not also an employee of the Company or any subsidiary. The exercise price of the options was equal to 80% of the fair market value of the shares on the date of the grant. During fiscal 1997, the Plan was amended to provide for the annual automatic grant of 2,500 shares of the Company's common stock to each eligible director at an exercise price equal to 100% of the fair market value of the shares on the date of grant.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


          The following table summarizes directors' stock option activity for the three years ended June 30, 1997:

                                                                     Weighted
                                                                 Average Price
                                                        Shares     Per Share

              Options outstanding, June 30, 1994          5,000      $ 4.35
                 Granted                                  3,000        8.08
                 Exercised                               (4,000)       4.43
                                                        -------      ------

              Options outstanding, June 30, 1995          4,000        7.07
                 Granted                                 10,000       20.00
                 Exercised                               (3,000)       6.73
                                                        -------      ------

              Options outstanding, June 30, 1996         11,000       18.92
                 Granted                                  7,500       13.25
                                                        -------      ------

              Options outstanding, June 30, 1997         18,500      $16.62
                                                        =======      ======

              Options exercisable, June 30, 1997         18,500      $16.62
                                                        =======      ======

          The range of actual exercise prices for options outstanding and options exercisable as of June 30, 1997 was $8.08 to $20.00

          At June 30, 1997, 47,000 shares of common stock were reserved for issuance under the Plan, of which 28,500 shares were available for additional grants.


     (c)  Stock-Based Compensation

          The Company accounts for its stock-based compensation under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires the disclosure of the pro forma effects on earnings and earnings per share as if the accounting prescribed by SFAS No. 123 had been adopted, as well as certain other information.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


          The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted during fiscal 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

          The assumptions used and the weighted average information for the years ended June 30, 1997 and 1996 are as follows:

                                                                            Years Ended
                                                                             June 30,
                                                                      1997             1996
              Risk-free interest rates                               6.73%             5.83%
              Expected dividend yield                                 .80%             .80%
              Expected lives                                        7 years           7 years
              Expected volatility                                     14%               14%
              Weighted-average remaining contractual life of
                options outstanding                                5.30 years       4.65 years

          The effect of applying SFAS No. 123 would be as follows:

                                                1997              1997             1996              1996
                                            As Reported        Pro Forma        As Reported       Pro Forma

              Net income                  $       692,132   $       252,377   $     1,609,491  $     1,342,464
              Net income per share              $.59              $.22             $1.38            $1.15

     (d)  Deferred Compensation

          During 1992, the Company issued 50,000 shares of its common stock to an officer as additional compensation. The stock is subject to forfeiture by the officer under certain conditions; however, the forfeiture restriction lapses in February 2002. At the discretion of the Company's Board of Directors, the forfeiture restriction on 10,000 shares may be lapsed each year if the officer achieves certain predefined goals. The Company recorded deferred compensation equal to the fair market value of the stock on the date of the grant and has been amortizing the cost over five years, which is the anticipated vesting period of the stock. During each of fiscal 1997, 1996 and 1995, the Board of Directors approved the lapse of restrictions on 10,000 shares in accordance with this agreement. During 1997, approximately $29,000 was charged to operations as compensation expense. As of June 30, 1997, the restriction on the final 10,000 shares has lapsed.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


          In connection with the stock grant, the Company made certain loans to the officer. The loans are evidenced by interest-free notes receivable, payable in five equal annual installments beginning in December 1993. Interest is imputed on the notes at the appropriate Internal Revenue Service rate and included in compensation to the officer.

     (e)  Put-and-Call Agreement

          The Company has a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors providing that, in the event of the relative's death prior to August 31, 1998, the relative's estate could require the Company to acquire all of the relative's Company common stock (65,000 shares as of June 30, 1997) at the average market value, as defined, if the Company has achieved certain defined financial results. The Company also has the option to require the relative's estate to sell to the Company all of the relative's stock at the average market value, as defined, in the event of the relative's death prior to August 31, 1998. On July 3, 1997, the Company repurchased all 65,000 shares from the relatives estate for $13.95 per share or a total of $906,420 pursuant to the put provision of this agreement.

(8)  BONUS AND PROFIT-SHARING PLANS

     (a)  Bonus Plan

          The Company maintains a discretionary executive bonus plan that is based on a formula established by the Board of Directors. Expenses charged to operations under this plan were approximately $56,500, $136,000 and $208,000 in 1997, 1996 and 1995, respectively.

     (b)  Employee Profit-Sharing Plan

          The Company has a profit-sharing plan in which each qualified employee, as defined, becomes eligible to receive benefits to the extent of his or her vested interest upon retirement or other termination of employment. Contributions to the plan are determined by the Board of Directors. The Company contributed approximately $200,000, $173,000 and $199,000 to this plan in 1997, 1996 and 1995, respectively.

(9)  CONSULTING AND NONCOMPETE AGREEMENTS

     During 1993, the Company entered into a consulting agreement with a former officer/stockholder of the Company. Under the terms of the agreement, the former officer/stockholder provided consulting services to the Company for a three-year period, ending in December 1995. The Company incurred $57,000 and $122,000 in consulting expense under this agreement during the years ended June 30, 1996 and 1995, respectively.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                   (Continued)


     During 1994, the Company entered into a noncompete agreement with its founder and former chairman of the Board of Directors. Under the terms of the noncompete agreement, the former chairman agreed not to compete with the Company directly or indirectly through August 1998. The Company incurred $80,000 in expense under this agreement during the years ended June 30, 1997, 1996 and 1995. The Company's future commitment under the noncompete agreement is as follows:

                Fiscal Year

                1998               $      80,000
                1999                      13,000
                                   -------------

                                   $      93,000
                                   =============

(10) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table presents a summary of quarterly results of operations for the years ended June 30, 1997 and 1996.

                                                                                   1997
                                                     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
        Net sales and contract revenues             $    1,864,089   $    2,702,379  $    2,177,710   $    2,189,451
        Gross profit                                       753,314        1,252,711         708,901          664,211
        Net income                                         168,567          358,613          87,614           77,338
        Net income per common and common                $   .14          $   .30         $   .08          $   .07
           equivalent share

                                                                                   1996
                                                     First Quarter   Second Quarter   Third Quarter   Fourth Quarter
        Net sales and contract revenues             $    2,216,056   $    2,680,312  $    2,089,982   $    2,782,459
        Gross profit                                       938,782        1,178,416       1,098,717        1,468,205
        Net income                                         183,090          351,459         415,330          659,612
        Net income per common and common                $   .16          $   .30         $   .36          $   .56
           equivalent share