Form 10-Q
period 1997-09-27
SAGE LABORATORIES INC
filed 1997-11-10
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 27, 1997           Commission File Number 1-7054


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


                     Yes _X_                No ___


On September 27, 1997, the Company had outstanding 1,081,765 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

            COMPANY OR GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

Item I - Financial Statements

A.    Statements of Income

                                                     For the Three Months Ended
                                                  Sept. 27, 1997  Sept. 28, 1996
                                                  --------------  --------------

NET SALES AND CONTRACT REVENUES                    $ 2,346,021      $ 1,864,089

COST OF SALES AND CONTRACT COSTS                     1,388,416        1,092,571
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS           69,139           18,204
                                                   -----------      -----------

     Gross profit                                      888,466          753,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           670,147          535,876
                                                   -----------      -----------

     Operating income                                  218,319          217,438

INTEREST INCOME                                         61,870           72,640

INTEREST EXPENSE                                       (12,033)         (14,788)

INCOME ON RENTAL PROPERTY                               14,369           12,277
                                                   -----------      -----------

     Income before provision for income taxes          282,525          287,567

PROVISION FOR INCOME TAXES:
  Federal                                               76,000           87,000
  State                                                 28,000           32,000
                                                   -----------      -----------
     Net income                                    $   178,525      $   168,567
                                                   ===========      ===========

NET INCOME PER COMMON AND COMMON
  EQUIVALENT SHARE                                 $      0.16      $      0.14
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                      1,103,458        1,171,104
                                                   ===========      ===========

DIVIDENDS PAID                                     $   108,177      $   116,127
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 27, 1997 AND JUNE 30, 1997

                                 ASSETS                              Sept. 27, 1997  June 30, 1997
                                                                     --------------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 4,352,252   $ 5,280,584
   Accounts receivable, net of reserve of approximately
     $65,000 at Sept.27, 1997 and $62,000 at June 30, 1997               2,038,781     1,749,778
   Inventories                                                           1,883,299     1,936,015
   Prepaid expenses and other current assets                               368,305       661,883
                                                                       -----------   -----------
                    Total current assets                                 8,642,637     9,628,260
                                                                       -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land, building and improvements                                       4,191,781     4,191,088
   Machinery and laboratory equipment                                    2,200,166     2,180,492
   Furniture, fixtures and motor vehicles                                  693,316       691,192
                                                                       -----------   -----------
                                                                         7,085,263     7,062,772
   Less--Accumulated depreciation and amortization                       4,016,217     3,869,877
                                                                       -----------   -----------
                                                                         3,069,046     3,192,895
                                                                       -----------   -----------
OTHER ASSETS:
   Notes receivable from an officer/stockholder                             23,047        23,047
   Other assets                                                            149,214       151,457
                                                                       -----------   -----------
                    Total other assets                                     172,261       174,504
                                                                       -----------   -----------
                                                                       $11,883,944   $12,995,659
                                                                       ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current maturities of long-term debt                                $   166,667   $   166,667
   Accounts payable                                                        500,892       427,022
   Accrued expenses-
     Compensation                                                          437,364       635,297
     Commissions                                                           163,853       155,701
     Other                                                                 390,123       256,191
                                                                       -----------   -----------
                    Total current liabilities                            1,658,899     1,640,878
                                                                       -----------   -----------

LONG TERM DEBT,  NET OF CURRENT MATURITIES                                 458,333       500,000
                                                                       -----------   -----------

DEFERRED INCOME TAXES                                                      144,000       144,000
                                                                       -----------   -----------
STOCKHOLDERS' INVESTMENT
   Common stock, $.10 par value--
     Authorized--10,000,000 shares
     Issued--2,681,980 shares at Sept. 27, 1997 and
     June 30, 1997                                                         268,198       268,198
   Capital in excess of par value                                        2,038,757     2,038,757
   Retained earnings                                                    13,923,165    13,852,814
                                                                       -----------   -----------
                                                                        16,230,120    16,159,769
     Less--
        Cost of 1,600,215 shares of treasury stock at
        September 27, 1997 and 1,517,215 at June 30, 1997                6,607,408     5,448,988
                                                                       -----------   -----------
                    Total stockholders' investment                       9,622,712    10,710,781
                                                                       -----------   -----------
                                                                       $11,883,944   $12,995,659
                                                                       ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Three Months Ended
                                                                   Sept. 27, 1997   Sept. 28, 1996
                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   178,525    $   168,567
   Adjustments to reconcile net income to net cash
   provided by operating activities--
     Depreciation and Amortization                                      146,340        155,991
     Amortization of deferred compensation                                 --           13,614
     Changes in assets and liabilities--
        Accounts receivable                                            (289,003)       244,285
        Inventories                                                      52,716       (131,950)
        Prepaid expenses and other current assets                       293,578         (5,203)
        Accounts payable                                                 73,870        195,706
        Accrued expenses                                                (55,849)      (390,753)
                                                                    -----------    -----------
                 Net cash provided by operating activities              400,177        250,257
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net                      (22,491)      (308,441)
   Increase in other assets                                               2,243        (67,183)
                                                                    -----------    -----------
                 Net cash used in investing activities                  (20,248)      (375,624)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                        (1,158,420)          --
   Payment of cash dividend                                            (108,174)      (116,127)
   Payments on long-term debt                                           (41,667)       (41,665)
                                                                    -----------    -----------
                 Net cash used in financing activities               (1,308,261)      (157,792)
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (928,332)      (283,159)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        5,280,584      5,878,691
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 4,352,252    $ 5,595,532
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (refunded) during the period for--
     Interest                                                       $    12,691    $    14,788
                                                                    ===========    ===========
     Income taxes                                                   $   (44,751)   $   448,000
                                                                    ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997


(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three month period ended September 27, 1997, are not necessarily indicative of results to be expected for the full fiscal year.

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

(2) Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                                    Sept. 27,          June 30,
                                                      1997               1997
                                                   ----------         ----------

Raw materials and parts                            $  689,071         $  813,606

Work-in-process                                     1,019,154            943,453

Finished goods                                        175,074            178,956
                                                   ----------         ----------
                                                   $1,883,299         $1,936,015
                                                   ==========         ==========

Work-in-process and finished goods include material, labor and manufacturing overhead.

(3) Put-and-Call Agreement

     The Company had a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors providing that, in the event of the relative's death prior to August 31, 1998, the relative's estate could require the Company to acquire all of the relative's Company common stock (65,000 shares as of June 30, 1997) at the average market value, as defined, if the Company has achieved certain defined financial results. On July 3, 1997, the Company repurchased all 65,000 shares from the relative's estate for $13.95 per share, or a total of $906,420 pursuant to the put provision of this agreement.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1997


(4) Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No.128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for annual and interim periods ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement during its second quarter ended December 27, 1997.

     Pro-forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                                        Three Months Ended
                                                  Sept.27, 1997   Sept. 26, 1996
Basic EPS
    Net Income                                     $  178,525         $  168,567

Weighted average common
    shares outstanding                              1,093,765          1,161,265

         Basic EPS                                 $      .16         $      .15
                                                   ==========         ==========

Diluted EPS
     Net Income                                    $  178,525         $  168,567

Weighted average common
     and common equivalent
     shares outstanding                             1,103,458          1,171,104

      Diluted EPS                                  $      .16         $      .14
                                                   ==========         ==========


D.  Management's Discussion and Analysis

For the three months ended September 27, 1997, the Company realized net income of approximately $179,000, or $.16 per share, on sales of $2,346,000. This compares with net income of approximately $169,000, or $.14 per share, on sales of $1,864,000 for the same period a year ago.

Total net sales for the three months ended September 27, 1997, increased by approximately $482,000, or 26%, compared to the same period a year ago. Sage Laboratories Active Microwave, Inc. (SLAM) recorded sales of $137,000 for the quarter, as compared with $155,000 for the same period a year ago. The increase in total net sales is due to an increase in shipments of catalog and adaptable or reorderable sales items, offset by decreased revenues from engineered items and SLAM.

Gross profit as a percentage of sales was approximately 38% for the three months ended September 27, 1997, as compared to approximately 40% for the same period a year ago. The decrease in gross margin was primarily attributable to increased research and development costs of approximately $51,000.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                               September 27, 1997


Selling, General and Administrative expenses (S G & A) as a percentage of sales was 29% for both the quarter ended September 27, 1997, and for the same period a year ago. S G & A expense increased by $134,000 due to increases in commissions of $33,000, resulting from higher sales, and increases in salaries and related items of $131,000.

Interest income for the three months ended September 27, 1997 decreased by approximately $6,000 from the same period a year ago. This decrease is attributable to reductions in cash available for investing.

Interest   expense  for  the  period  ended  September  27,  1997  decreased  by approximately $3,000, due to scheduled principal reductions on outstanding obligations.

The Company's rental property continues to be fully leased. Profit on rental property increased by $2,000 to $14,000 for the period ended September 27, 1997, as compared to the same period a year ago.

The Company's net book value of property held for rent (including renovations) at September 27, 1997 and September 28, 1996 is as follows:

                                                          1997            1996
                                                        --------        --------
3 Huron Drive (old facility)                            $405,566        $481,814
11 Huron Drive (rented portion)                          249,442         263,448
                                                        --------        --------
                           Total                        $655,088        $745,262
                                                        ========        ========

Federal and state income taxes for the three months ended September 27, 1997, and September 28, 1996 were provided for at their respective statutory rates.

Liquidity and Capital Resources

For the three months ended September 27, 1997 operating activities generated cash of $400,000, as compared to $250,000 for the three months ended September 28, 1996. Cash used in investing activities amounted to $20,000 and $376,000 respectively, while cash used for financing activities was $1,308,000 and $158,000, respectively. The details of these activities are provided in the consolidated statements of cash flows.

The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

Although the Company has a $2,000,000 bank line of credit, the Company does not presently anticipate a need to use the line. The Company anticipates that capital expenditures for fiscal year 1998 will be approximately $500,000 and that no outside funding will be required.

During the three months ended September 27, 1997, the Company purchased 83,000 shares of its stock at a cost of $1,158,420, at an average price of $13.96 per share. The purchase of 65,000 shares was made pursuant to the put provision of a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors, and the remaining balance of 18,000 shares were acquired on the open market.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                               SEPTEMBER 27, 1997



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


Date:  November 10, 1997                SAGE LABORATORIES, INC. AND SUBSIDIARIES



                                                   /s/  Carl A. Marguerite
                                                   ----------------------------
                                                  (Principal executive officer,
                                                  principal financial officer)