Form 10-Q
period 1997-12-27
SAGE LABORATORIES INC
filed 1998-02-04
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended December 27, 1997            Commission File Number 1-7054


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


                    Yes _X_                    No ___


On December 27, 1997, the Company had outstanding 1,081,765 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

              COMPANY GROUP OF COMPANIES FOR WHICH REPORT IS FILED:

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                          Item I - Financial Statements
                                   (Unaudited)

A. Statements of Income
                                                                For the Three Months Ended               For the Six Months Ended
                                                                --------------------------            ------------------------------
                                                                 Dec. 27,          Dec. 28,           Dec. 27,             Dec. 28,
                                                                 --------          --------           --------             --------
                                                                   1997              1996               1997                 1996
                                                                   ----              ----               ----                 ----
NET SALES AND CONTRACT REVENUES                                $ 2,332,115        $ 2,702,379        $ 4,678,136        $ 4,566,469

COST OF SALES AND CONTRACT COSTS                                 1,260,131          1,360,222          2,648,547          2,452,794
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                      120,987             89,446            190,126            107,650
                                                               -----------        -----------        -----------        -----------

       Gross Profit                                                950,997          1,252,711          1,839,463          2,006,025

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       814,423            721,107          1,484,570          1,256,983
                                                               -----------        -----------        -----------        -----------

       Operating Income                                            136,574            531,604            354,893            749,042

INTEREST INCOME                                                     50,372             68,024            112,242            140,664
INTEREST EXPENSE                                                   (11,670)           (14,489)           (23,703)           (29,278)
INCOME ON RENTAL PROPERTY                                           21,583             14,474             35,952             26,752
                                                               -----------        -----------        -----------        -----------

       Income before provision for income taxes                    196,859            599,613            479,384            887,180

PROVISION FOR INCOME TAXES:
       Federal                                                      62,000            185,000            138,000            272,000
       State                                                        13,000             56,000             41,000             88,000

                                                               ===========        ===========        ===========        ===========
       Net Income                                              $   121,859        $   358,613        $   300,384        $   527,180
                                                               ===========        ===========        ===========        ===========

NET INCOME PER  SHARE:
       Basic                                                   $      0.11        $      0.31        $      0.28        $      0.45
                                                               ===========        ===========        ===========        ===========
       Diluted                                                 $      0.11        $      0.30        $      0.27        $      0.45
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE  COMMON SHARES OUTSTANDING:
       Basic                                                     1,081,765          1,161,265          1,087,765          1,161,265
                                                               ===========        ===========        ===========        ===========
       Diluted                                                   1,088,266          1,191,574          1,095,186          1,181,389
                                                               ===========        ===========        ===========        ===========

DIVIDENDS PAID                                                 $         0        $         0        $   108,176        $   116,127
                                                               ===========        ===========        ===========        ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                       DECEMBER 27, 1997 and JUNE 30, 1997
                                   (Unaudited)

                            ASSETS                              Dec. 27, 1997  June 30, 1997
                                                                -------------  -------------
CURRENT ASSETS:
      Cash & cash equivalents                                   $ 4,142,767     $ 5,280,584
      Accounts receivable, net of reserve of approximately
        $68,000 at Dec. 27, 1997 and $62,000 at June 30, 1997     2,008,568       1,749,778
      Inventories                                                 2,280,594       1,936,015
      Prepaid expenses and other current assets                     302,802         661,883
                                                                -----------     -----------
                         Total current assets                     8,734,731       9,628,260
                                                                -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
      Land, buildings, and improvements                           4,208,565       4,191,088
      Machinery & laboratory equipment                            2,326,663       2,180,492
      Furniture, fixtures, and motor vehicles                       722,979         691,192
                                                                -----------     -----------
                                                                  7,258,207       7,062,772
      Less--Accumulated depreciation and amortization             4,162,527       3,869,877
                                                                -----------     -----------
                                                                  3,095,680       3,192,895
                                                                -----------     -----------
OTHER ASSETS:
      Notes receivable from an officer/stockholder                   10,870          23,047
      Other assets                                                  139,914         151,457
                                                                -----------     -----------
                         Total other assets                         150,784         174,504
                                                                -----------     -----------
                                                                $11,981,195     $12,995,659
                                                                ===========     ===========
          LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
      Current maturities of long-term debt                      $   166,667     $   166,667
      Accounts payable                                              485,757         427,022
      Accrued expenses
        Compensation                                                556,512         635,297
        Commission                                                  149,998         155,701
        Other                                                       317,027         256,191
                                                                -----------     -----------
                         Total current liabilities                1,675,961       1,640,878
                                                                -----------     -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                           416,666         500,000
                                                                -----------     -----------

DEFERRED INCOME TAXES                                               144,000         144,000
                                                                -----------     -----------
STOCKHOLDERS' INVESTMENT
      Common stock, .$10 par value--
        Authorized--10,000,000 shares
        Issued--2,681,980 shares at Dec 27, 1997 and
        June 30, 1997                                               268,198         268,198
      Capital in excess of par value                              2,038,757       2,038,757
      Retained earnings                                          14,045,021      13,852,814
                                                                -----------     -----------
                                                                 16,351,976      16,159,769
      Less-
      Cost of 1,600,215 shares of treasury stock at
         Dec. 27, 1997 and 1,517,215 at June 30, 1997             6,607,408       5,448,988
                                                                -----------     -----------
                        Total stockholders' investment            9,744,568      10,710,781
                                                                -----------     -----------
                                                                $11,981,195     $12,995,659
                                                                ===========     ===========


                   The accompanying notes are an integral part of these consolidated financial statements

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                             Dec. 27, 1997         Dec. 28, 1996
                                                                             --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                            $   300,384            $   527,180
       Adjustments to reconcile net income to net cash
        provided by operating activities--
           Depreciation & Amortization                                           292,650                311,781
           Notes receivable from an officer/stockholder                           12,177                 12,177
           Amortization of deferred compensation                                    --                   27,228
           Changes in assets & liabilities-
                Accounts receivable                                             (258,790)              (139,091)
                Inventories                                                     (344,579)              (236,057)
                Prepaid expenses & other current assets                          359,081                (12,338)
                Accounts payable                                                  58,735                (23,653)
                Accrued expenses                                                 (23,652)              (368,520)
                                                                             -----------            -----------
                    Net cash provided by operating activities                    396,006                 98,707
                                                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant, & equipment, net                           (195,435)              (371,794)
       (Increase) decrease in other assets                                        11,543                (67,183)
                                                                             -----------            -----------
                    Net cash used in investing activities                       (183,892)              (438,977)
                                                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Purchase of treasury stock                                             (1,158,420)                  --
       Payment of cash dividend                                                 (108,177)              (116,127)
       Payments on long-term debt                                                (83,334)               (83,332)
                                                                             -----------            -----------
                    Net cash used in financing activities                     (1,349,931)              (199,459)
                                                                             -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,137,817)              (539,729)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 5,280,584              5,878,691
                                                                             ===========            ===========
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 4,142,767            $ 5,338,962
                                                                             ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid (refunded) during the period for--
           Interest                                                          $    24,720            $    29,273
                                                                             ===========            ===========
           Income taxes                                                      $   (25,308)           $   583,000
                                                                             ===========            ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997


(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six month periods ended December 27, 1997, are not necessarily indicative of results to be expected for the full fiscal year.

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

(2) Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                          Dec. 27,      June 30,
                                          --------      --------
                                            1997          1997
                                            ----          ----

               Raw materials and parts   $  798,584   $  813,606

               Work-in-process            1,313,364      943,453

               Finished goods               168,646      178,956
                                         ----------   ----------
                                         $2,280,594   $1,936,015
                                         ==========   ==========

Work-in-process and finished goods include material, labor and manufacturing overhead.

(3) Net Income Per Common Share

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No.128, Earnings Per Share. SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During the second quarter ended December 27, 1997, the Company adopted SFAS No.128 and is now required to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The Company has restated earnings per share for the comparative prior periods for fiscal 1997 as required by SFAS No.128.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1997


D. Management's Discussion and Analysis of Quarterly Income Statement

Three Months Ended December 27, 1997 and December 28, 1996

For the three months ended December 27, 1997, the Company realized net income of approximately $122,000, or $.11 per diluted share, on sales of $2,332,000. This compares with net income of approximately $359,000, or $.30 per diluted share, on sales of $2,702,000 for the same period a year ago.

Total net sales for the three months ended December 27, 1997 decreased by approximately $370,000, or 14%, compared to the same period a year ago. Sage Laboratories Active Microwave, Inc. (SLAM) recorded sales of $181,000 for the quarter, as compared with $158,000 for the same period a year ago. The decrease total in sales is mostly attributable to difficulties experienced with certain engineering programs, which are currently being resolved. Also contributing to the decrease is a decrease of $90,000 in adaptable or reorderable items. Both these decreases were partially offset by increased catalog sales of approximately $213,000. Orders received in the second quarter totaled $2,666,000, including $547,000 from SLAM. This compares with $2,172,000, including $138,000 from SLAM, for the same period a year ago. The Company's backlog as of December 27, 1997 was $4,981,000, including $885,000 from SLAM. This compares to $4,044,000, including $298,000 from SLAM a year ago.

Gross profit as a percentage of sales was approximately 41% for the three months ended December 27, 1997, as compared to approximately 46% for the same period a year ago. The decrease in gross margin was primarily attributable to significantly reduced margins on engineered items and increased research and development costs of approximately $32,000.

Selling, General and Administrative expenses (S G & A) as a percentage of sales was 35% for the quarter ended December 27, 1997, compared to 27% for the same period a year ago. S G & A expenses increased by $93,000. Selling expenses increased by $26,000 due to additions of personnel. G & A expenses increased by $67,000 primarily due to increased salaries and related items, including increased staff in accounting and administration.

Interest income for the three months ended December 27, 1997 decreased by approximately $18,000 from the same period a year ago. This decrease is attributable to reductions in cash available for investing.

Interest   expense  for  the  period  ended   December  27,  1997  decreased  by
approximately $3,000, due to scheduled principal reductions on outstanding obligations.

The Company's rental property continues to be fully leased. Profit on rental property increased by $7,000 to $22,000 for the period ended December 27, 1997, as compared to the same period a year ago.

The Company's net book value of property held for rent (including renovations) at December 27, 1997 and December 28, 1996 is as follows:

                                                 1997        1996
                                                 ----        ----
             3 Huron Drive (old facility)       $388,016   $462,314
             11 Huron Drive (rented portion)     242,194    259,822
                                                --------   --------
                                        Total   $630,210   $722,136
                                                ========   ========

Federal and state income taxes for the three months ended December 27, 1997, and December 28, 1996 were provided at their respective statutory rates.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                December 27, 1997

Six Months Ended December 27, 1997 and December 28, 1996

For the six months ended December 27, 1997, the Company realized net income of $300,000, or $.27 per diluted share, on sales of $4,678,000. This compared with net income of $527,000, or $.45 per diluted share, on sales of $4,566,000 for the same period a year ago.

Net sales for the six months ended December 27, 1997 increased by $112,000, or 2% compared to the same period a year ago. SLAM recorded sales of $318,000 for the six months, as compared with $313,000 for the same period a year ago. The increase in total sales is due to increases in catalog and adaptable or reorderable sales items, offset by decreased revenues from engineered items. Total orders received were $4,200,000, including $607,000 from SLAM, for the first six months of fiscal 1998, as compared to $4,017,000, including $343,000 from SLAM, for the same period a year ago.

Gross profit as a percentage of sales was approximately 39% for the six months ended December 27, 1997, as compared to approximately 44% for the same period a year ago. The decrease in gross profit is primarily attributable to reduced margins earned on certain engineering programs. Also contributing is an increase in research and development expense of $82,000. For the six months ended December 27, 1997, gross profit at SLAM was $47,000, as compared to a negative gross profit of $47,000 for the same period a year ago.

S G & A as a percentage of sales was 32% for the six months ended December 27, 1997, compared to 28% for the same period a year ago. S G & A expense increased by $228,000. Sales and marketing expenses increased by $69,000 due to increases in commission expense, marketing efforts and sales staff. Commissions increased by $34,000, primarily due to higher commission rates paid on lower volumes per sale. G & A increased by $159,000 primarily due to increased salaries and related items, including increased staff in accounting and administration.

Interest income for the six months ended December 27, 1997 decreased by approximately $28,000 from the same period a year ago. This decrease is due to a lower average cash position.

Interest expense for the six months ended December 27, 1997 decreased by $6,000, due to scheduled principal reductions in outstanding obligations.

The Company recorded a profit of approximately $36,000 from rental property for the six months ended December 28, 1997 as compared to a profit of $27,000 for the same period a year ago.

Federal and State income taxes for the six months ended December 27, 1997 and December 28, 1996 were provided at their respective statutory rates.

Liquidity and Capital Resources

For the six months ended December 27, 1997 operating activities generated cash of $396,000, an increase of $297,000 from the six months ended December 28, 1996. Cash used in investing activities amounted to $184,000 and $439,000 respectively, while cash used for financing activities was $1,350,000 and $199,000, respectively. The details of these activities are provided in the Consolidated Statements of Cash Flows.

The Company invests its excess cash only in short-term, highly liquid instruments with minimal risk. Having only the debt relating to the Company's facility, and with surplus cash, management believes that the Company will be able to finance its operations and necessary capital expenditures for the foreseeable future.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                DECEMBER 27, 1997


Although the Company has a $2,000,000 bank line of credit, the Company does not presently anticipate a need to use the line. The Company anticipates that capital expenditures for fiscal year 1998 will be approximately $500,000 and that no outside funding will be required.

During the six months ended December 27, 1997, the Company purchased 83,000 shares of its stock at a cost of $1,158,420, at an average price of $13.96 per share. The purchase of 65,000 shares was made pursuant to the put provision of a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors, and the remaining balance of 18,000 shares were acquired on the open market.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings:                      None

     2.   Changes in Securities:                  None

     3.   Defaults upon Senior Securities:        None

     4. Submission of Matters to a Vote of Security Holders: At the annual meeting of stockholders held on November 11, 1997, the following matter was submitted to votes of the stockholders: To approve the adoption of the corporation's 1997 Incentive Stock Option Plan (297,727 shares voted in favor of the adoption and 45,195 shares voted "against", 121,175 shares abstained, and there were 219,322 broker non-votes).

     5.   Other Information:                      None

     6.   Exhibits and Reports on Form 8-K:       None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 4, 1998                 SAGE LABORATORIES, INC. AND SUBSIDIARIES



                                        /S/   Carl A. Marguerite
                                        -----------------------------
                                        (Principal executive officer;
                                        principal financial officer)