Form 10-Q
period 1998-03-28
SAGE LABORATORIES INC
filed 1998-05-11
CIK 86166

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 28, 1998               Commission File Number 1-7054


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


         Yes_X__[GRAPHIC OMITTED]                            No_________


On March 28, 1998, the Company had outstanding 1,085,265 shares of common stock, $.10 par value, which is its only class of stock.

                         PART 1 - FINANCIAL INFORMATION

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                          Item I - Financial Statements


A.  Statements of Income

                                                                           For the Three Months Ended    For the Nine Months Ended
                                                                             Mar. 28,       Mar. 29,       Mar. 28,       Mar. 29,
                                                                               1998           1997           1998           1997
                                                                               ----           ----           ----           ----

NET SALES AND CONTRACT REVENUES                                            $ 2,660,485    $ 2,177,710    $ 7,338,621    $ 6,744,179

COST OF SALES AND CONTRACT COSTS                                             1,631,549      1,377,219      4,280,096      3,830,015
ENGINEERING AND NEW PRODUCT DEVELOPMENT COSTS                                  149,462         91,590        339,588        199,241
                                                                           -----------    -----------    -----------    -----------

        Gross Profit                                                           879,474        708,901      2,718,937      2,714,923

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   846,359        682,410      2,330,929      1,939,396
                                                                           -----------    -----------    -----------    -----------

        Operating Income                                                        33,115         26,491        388,008        775,527

INTEREST INCOME                                                                 49,497         64,664        161,739        205,327
INTEREST EXPENSE                                                               (13,300)       (13,759)       (37,003)       (43,037)
INCOME ON RENTAL PROPERTY                                                       25,215         16,218         61,167         42,970
                                                                           -----------    -----------    -----------    -----------

        Income before provision for income taxes                                94,527         93,614        573,911        980,787

PROVISION FOR INCOME TAXES:
        Federal                                                                 24,000         (5,000)       162,000        267,000
        State                                                                    3,000         11,000         44,000         99,000
                                                                           -----------    -----------    -----------    -----------
        Net Income                                                         $    67,527    $    87,614    $   367,911    $   614,787
                                                                           ===========    ===========    ===========    ===========

NET INCOME PER  SHARE:
        Basic                                                              $      0.06    $      0.08    $      0.34    $      0.53
                                                                           ===========    ===========    ===========    ===========
        Diluted                                                            $      0.06    $      0.07    $      0.34    $      0.52
                                                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
        Basic                                                                1,082,932      1,161,265      1,086,154      1,161,265
                                                                           ===========    ===========    ===========    ===========
        Diluted                                                              1,089,217      1,176,788      1,092,965      1,172,927
                                                                           ===========    ===========    ===========    ===========

DIVIDENDS PAID                                                             $      --      $      --      $   108,176    $   116,127
                                                                           ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                         B. CONSOLIDATED BALANCE SHEETS
                        MARCH 28, 1998 and JUNE 30, 1997

                            ASSETS                                                           March 28, 1998         June 30, 1997
                                                                                             --------------         -------------
CURRENT ASSETS:
         Cash & cash equivalents                                                               $ 4,454,121           $ 5,280,584
         Accounts receivable, net of reserve of approximately
           $68,000 in 1998 and $62,000 in 1997                                                   1,801,409             1,749,778
         Inventories                                                                             2,247,706             1,936,015
         Prepaid expenses and other current assets                                                 491,696               661,883
                                                                                               -----------           -----------
                                                               Total current assets              8,994,932             9,628,260
                                                                                               -----------           -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
         Land, buildings, and improvements                                                       4,213,450             4,191,088
         Machinery & laboratory equipment                                                        2,508,146             2,180,492
         Furniture, fixtures, and motor vehicles                                                   739,279               691,192
                                                                                               -----------           -----------
                                                                                                 7,460,875             7,062,772
         Less--Accumulated depreciation and amortization                                         4,308,837             3,869,877
                                                                                               -----------           -----------
                                                                                                 3,152,038             3,192,895
                                                                                               -----------           -----------
OTHER ASSETS:
         Notes receivable from an officer/stockholder                                                   --                23,047
         Other assets                                                                              130,614               151,457
                                                                                               -----------           -----------
                                                               Total other assets                  130,614               174,504
                                                                                               -----------           -----------
                                                                                               $12,277,584           $12,995,659
                                                                                               ===========           ===========
              LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
         Current maturities of long-term debt                                                  $   166,667           $   166,667
         Accounts payable                                                                          375,644               427,022
         Accrued expenses
           Taxes other than federal income taxes                                                    59,677                   --
           Federal Income Taxes                                                                    161,847                   --
           Compensation                                                                            793,154               635,297
           Commission                                                                              138,720               155,701
           Other                                                                                   283,522               256,191
                                                                                               -----------           -----------
                                                               Total current liabilities         1,979,231             1,640,878
                                                                                               -----------           -----------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                          333,333               500,000
                                                                                               -----------           -----------

DEFERRED INCOME TAXES                                                                              144,000               144,000
                                                                                               -----------           -----------

STOCKHOLDERS' INVESTMENT
         Common stock, .$10 par value--
           Authorized--10,000,000 shares
           Issued--2,685,480 shares in 1998 and
           2,681,980 in 1997                                                                       268,548               268,198
         Capital in excess of par value                                                          2,047,332             2,038,757
         Retained earnings                                                                      14,112,548            13,852,814
                                                                                               -----------           -----------
                                                                                                16,428,428            16,159,769
         Less-
         Cost of 1,600,215 shares of treasury stock in
             1998 and 1,517,215 in 1997                                                          6,607,408             5,448,988
                                                                                               -----------           -----------
                                                               Total stockholders' investment    9,821,020            10,710,781
                                                                                               -----------           -----------
                                                                                               $12,277,584           $12,995,659
                                                                                               ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES

                    C. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Nine Months Ended
                                                                                                 Mar. 28, 1998         Mar. 29, 1997
                                                                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net Income                                                                             $   367,911           $   614,787
           Adjustments to reconcile net income to net cash
            provided by operating activities--
                 Depreciation & amortization                                                          438,960               467,573

                 Amortization of deferred compensation                                                    --                 29,355
                 Changes in assets & liabilities-
                         Accounts receivable                                                          (51,631)              278,035
                         Inventories                                                                 (311,691)             (302,665)
                         Prepaid expenses & other current assets                                      170,187              (200,314)
                         Accounts payable                                                             (51,378)                2,863
                         Accrued expenses                                                             389,731              (496,351)
                                                                                                  -----------           -----------
                                Net cash provided by operating activities                             952,089               393,283
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property, plant, & equipment, net                                            (398,103)             (655,621)
           Decrease (increase) in other assets                                                         20,843               (18,112)
                                                                                                  -----------           -----------
                                Net cash used in investing activities                                (377,260)             (673,733)
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from notes receivable from an officer/stockholder                                  23,047                31,966
           Exercise of stock options                                                                    8,925                    --
           Purchase of treasury stock                                                              (1,158,420)                   --
           Payment of cash dividend                                                                  (108,177)             (116,127)
           Payments on long-term debt                                                                (166,667)             (124,999)
                                                                                                  -----------           -----------
                                Net cash used in financing activities                              (1,401,292)             (209,130)
                                                                                                  -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (826,463)             (489,580)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      5,280,584             5,878,691
                                                                                                  -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 4,454,121           $ 5,389,111
                                                                                                  ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
           Cash paid during the period for--
                 Interest                                                                         $    46,145           $    44,195
                                                                                                  ===========           ===========
                 Income taxes                                                                     $     6,758           $   593,542
                                                                                                  ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998

(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine month periods ended March 28, 1998 are not necessarily indicative of results to be expected for the full fiscal year.

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

(2) Inventories

     Inventories, priced at the lower of cost (first-in, first-out) or market, are as follows:

                                                  March 28,             June 30,
                                                    1998                  1997
                                                 ----------           ----------

Raw materials and parts                          $  601,602           $  813,606

Work-in-process                                   1,219,453              943,453

Finished goods                                      426,651              178,956
                                                 ----------           ----------
                                                 $2,247,706           $1,936,015
                                                 ==========           ==========

Work-in-process and finished goods include material, labor and manufacturing overhead.

(3)  Net Income Per Common Share

     On March 31, 1997, the Financial Accounting Standards Board issued SFAS No.128, Earnings Per Share. SFAS No.128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During the third quarter ended March 28, 1998, the Company adopted SFAS No.128 and is now required to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The Company has restated earnings per share for the comparative prior periods for fiscal 1997 as required by SFAS No.128.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1998

                                                                          For the                              For the
                                                                    Three Months Ended                     Nine Months Ended
                                                              ------------------------------          ------------------------------
                                                               March 28            March 29            March 28            March 29
                                                                 1998                1997                1998                1997
                                                              ----------          ----------          ----------          ----------

Net Income                                                    $   67,527          $   87,614          $  367,911          $  614,787
Weighted Average Common
  Shares Outstanding                                           1,082,932           1,161,865           1,086,154           1,161,265
Dilutive Effect of Stock
  Options Outstanding                                              6,285              15,523               6,811              11,662
                                                              ----------          ----------          ----------          ----------
Weighted Average Common and Common
  Equivalent Shares Outstanding                                1,089,217           1,176,788           1,092,965           1,172,927
                                                              ==========          ==========          ==========          ==========
Diluted Earnings Per Share                                    $     0.06          $     0.07          $     0.34          $     0.52
                                                              ==========          ==========          ==========          ==========

Not included in the calculation of diluted earnings per share are 187,666 options for the quarter and 177,666 options for the nine months, because they are antidiluted.

D. Management's Discussion and Analysis of Quarterly Income Statement

Three Months Ended March 28, 1998 and March 29, 1997

For the three months ended March 28, 1998, the Company realized net income of $67,527, or $.06 per diluted share, on net sales of approximately $2,660,000. This compares with net income of $87,614, or $.07 per diluted share, on net sales of approximately $2,178,000 for the same period a year ago.

Total net sales for the three months ended March 28, 1998 increased by $482,000, or 22%, compared to the same period a year ago. Sage Laboratories Active Microwave, Inc. (SLAM) recorded sales of $288,000 for the quarter, as compared with $144,000 for the same period a year ago. The increase in sales is mostly attributable to increased engineered product sales of $517,000, offset by decreases in catalog and adaptable or reorderable items of $35,000. Orders received in the third quarter totaled $3,429,000, including $49,000 from SLAM. This compares with $3,343,000, including $352,000 from SLAM, for the same period a year ago. The Company's backlog as of March 28, 1998 was $5,751,000, including $652,000 from SLAM. This compares to $5,202,000, including $504,000 from SLAM a year ago.

Gross profit as a percentage of sales was approximately 33% for both the three months ended March 28, 1998, and the same period a year ago.

Selling, General and Administrative expenses (S G & A) as a percentage of sales was 32% for the quarter ended March 28, 1998, compared to 31% for the same period a year ago. S G & A expenses increased by approximately $164,000. Selling expense decreased by approximately $28,000. This decrease was due to a decrease in commission expense of approximately $9,000 and decreases in sales salaries and related items for the quarter. G & A expense increased by approximately $192,000, primarily due to a one time charge of $258,000 associated with the termination of the Company's former president, offset by other decreases in salaries and related items.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                 MARCH 28, 1998


Interest income for the three months ended March 28, 1998 decreased by approximately $15,000 from the same period a year ago. This decrease is attributable to reductions in cash available for investing. Interest expense for the period ended March 28, 1998 was approximately the same as the same period a year ago.

The Company's rental property continues to be fully leased. Profit on rental property increased by $8,997 to approximately $25,000 for the period ended March 28, 1998, as compared to the same period a year ago.

The Company's net book value of property held for rent (including renovations) at March 28, 1998 and March 29, 1997 is as follows:

                                                        1998              1997
                                                        ----              ----
3 Huron Drive (old facility)                          $373,966          $442,814
11 Huron Drive (rented portion)                        237,118           250,171
                                                      --------          --------
                           Total                      $611,084          $692,985
                                                      ========          ========


Nine Months Ended March 28, 1998 and March 29, 1997

For the nine months ended March 28, 1998, the Company realized net income of $367,911, or $.34 per diluted share, on sales of approximately $7,339,000. This compared with net income of $614,787, or $.52 per diluted share, on sales of approximately $6,744,000 for the same period a year ago.

Net sales for the nine months ended March 28, 1998 increased by approximately $595,000, or 9%, compared to the same period a year ago. SLAM recorded sales of $605,000 for the nine months, as compared with $457,000 for the same period a year ago. The increase in total sales is due to increases in catalog and adaptable or reorderable sales items, offset by decreased revenues from engineered items. Total orders received were $7,629,000, including $656,000 from SLAM, for the first nine months of fiscal 1998, as compared to $7,351,000, including $695,000 from SLAM, for the same period a year ago.

Gross profit as a percentage of sales was approximately 37% for the nine months ended March 28, 1998, as compared to approximately 40% for the same period a year ago. The decrease in gross profit percentage is primarily attributable to reduced margins earned on certain engineering programs, and to an increase in research and development expense of $140,000. For the nine months ended March 28, 1998, gross profit at SLAM was $116,000, as compared to a negative gross profit of $57,000 for the same period a year ago.

S G & A as a percentage of sales was 32% for the nine months ended March 28, 1998, compared to 29% for the same period a year ago. S G & A expense increased by $392,000. Selling expense increased by approximately $40,000. This increase is primarily due to increased commission expense of $25,000 attributed to increased sales, and marketing expense of $15,000. G & A expense increased by approximately $351,000, mainly due to a one time charge of $258,000 associated with the termination of the Company's former president and increases in salaries and related items, including increased accounting and administrative staff.

Interest income for the nine months ended March 28, 1998 decreased by approximately $44,000 from the same period a year ago. This decrease is due to a lower average cash position.

Interest expense for the nine months ended March 28, 1998 decreased by $6,000, due to scheduled principal reductions in outstanding obligations, offset by interest assessed on prior year tax returns.

The Company recorded a profit of approximately $61,000 from rental property for the nine months ended March 28, 1998 as compared to a profit of $43,000 for the same period a year ago.

                    SAGE LABORATORIES, INC. AND SUBSIDIARIES
                                 MARCH 28, 1998

Federal and State income taxes for the nine months ended March 28, 1998 and March 29, 1997 were provided at their respective statutory rates.

Liquidity and Capital Resources

For the nine months ended March 28, 1998 operating activities generated cash of $952,000, an increase of $559,000 from the nine months ended March 29, 1997. Cash used in investing activities for the nine months ended March 28, 1998 and March 29, 1997, amounted to $377,000 and $674,000 respectively, while cash used for financing activities was $1,401,000 and $209,000, respectively. The details of these activities are provided in the Consolidated Statements of Cash Flows.

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

During the nine months ended March 28, 1998, the Company purchased 83,000 shares of its stock at a cost of $1,158,420, at an average price of $13.96 per share. The purchase of 65,000 shares was made pursuant to the put provision of a put-and-call agreement with a relative of the former chairman of the Company's Board of Directors, and the remaining balance of 18,000 shares were acquired on the open market.

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


Date:  May 11, 1998                     SAGE LABORATORIES, INC. AND SUBSIDIARIES



                                        /S/   Carl A. Marguerite
                                        ---------------------------------------
                                        (Principal executive officer;
                                        principal financial officer)